Form 10-K/A
period 2020-12-31
KINS Technology Group, Inc.
filed 2021-06-22
CIK 1820875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from July 20, 2020 through December 31, 2020
Or

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

As of June 17, 2021, there were 27,600,000 units of the Registrant’s shares of Class A common stock and 6,900,000 of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

KINS TECHNOLOGY GROUP INC.
FORM 10-K/A FOR THE Period ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

KINS Technology Group Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 30, 2021, or the “Original Filing,” to restate our financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Original Financial Statements”) as defined term included in the Company’s annual report.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on June 17, 2021, the audit committee of the Company’s board of directors concluded that the Original filing should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not previously amended its Current Report on Form 8-K filed on December 17, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

ii

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 29, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

iii

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

PART I.

References in this Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to KINS Technology Group Inc., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to KINS Capital LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and certain funds and accounts managed by BlackRock, Inc.

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

A provision of our warrant agreement may make it more difficult for use to consummate an initial Business Combination.

If:

•	we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share, with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), and

•	the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share,

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 public warrants and 10,280,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, as discussed with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from July 20, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 20, 2020, (inception) through December 31, 2020, we had a net loss of $4,084,500, which consists of operating costs of $252,783, transaction costs associated with Initial Public Offering of $468,315, and change in fair value of warrant liability of $3,371,200, offset by bank interest income and interest income on investments held in the Trust Account of $7,798.

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

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Units, a total of $278,760,000 was placed in the Trust Account. We incurred $15,688,848 in transaction costs, including $5,520,000 of cash underwriting fees, $9,660,000 of deferred underwriting fees and $508,848 of other offering costs.

For the period from July 20, 2020 (inception) through December 31, 2020, cash used in operating activities was $514,705. Net loss of $4,084,500 was affected by change in fair value of warrant liability of $3,371,200, transaction costs associated with Initial Public Offering of $468,315, interest earned on marketable securities held in the Trust Account of $7,785, and $261,935 of changes in operating assets and liabilities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40- under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and Public Warrants were initially and subsequently valued using a Binomial Lattice Model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 24,104,788 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

June 21, 2021

KINS TECHNOLOGY GROUP INC.
BALANCE SHEET

DECEMBER 31, 2020

As Restated - See Note 2

ASSETS
Current assets
Cash	$1,019,026
Prepaid expenses	456,634
Total Current Assets	1,475,660

Cash and investments held in trust account	278,767,785
Total Assets	$280,243,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$194,699
Accrued offering costs	17,579
Total Current Liabilities	212,278

Derivative warrant liabilities	21,912,800
Deferred underwriting fee payable	9,660,000
Total Liabilities	31,785,078

Commitments and contingencies

Class A common stock subject to possible redemption, 24,104,788 shares at $10.10 per share redemption value	243,458,359

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 3,495,212 shares issued and outstanding (excluding 24,104,788 shares subject to possible redemption)	350
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	9,083,468
Accumulated deficit	(4,084,500)
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$280,243,445

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated - See Note 2

Formation and operational costs	$252,783
Loss from operations	(252,783)

Other income:
Transaction costs allocated to derivative warrant liabilities	(468,315)
Change in fair value of derivative warrant liabilities	(3,371,200)
Interest income	13
Interest earned on marketable securities held in Trust Account	7,785
Other income, net	(3,831,717)

Net loss	$(4,084,500)

Weighted average shares outstanding of Class A redeemable common stock	27,600,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	6,085,987
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.67)

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated - See Note 2

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to the Sponsor	—	—	6,900,000	690	24,310	—	25,000

Sale Units, in initial public offering, less fair value of public warrants, net of underwriting discounts and transaction costs	27,600,000	2,760	—	—	250,150,707	—	250,153,467

Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	2,364,400	—	2,364,400

Class A Common stock subject to possible redemption	(24,104,788)	(2,410)	—	—	(243,455,949)	—	(243,458,359)

Net loss	—	—	—	—	—	(4,084,500)	(4,084,500)

Balance – December 31, 2020	3,495,212	$350	6,900,000	$690	$9,083,468	$(4,084,500)	$5,000,008

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated - See Note 2

Cash Flows from Operating Activities:
Net loss	$(4,084,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,371,200
Transaction costs allocated to derivative warrant liabilities	468,315
Interest earned on marketable securities held in Trust Account	(7,785)
Changes in operating assets and liabilities:
Prepaid expenses	(456,634)
Accrued expenses	194,699
Net cash used in operating activities	(514,705)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(278,760,000)
Net cash used in investing activities	(278,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	38,087
Repayment of promissory note – related party	(118,249)
Payment of offering costs	(386,107)
Net cash provided by financing activities	280,293,731

Net Change in Cash	1,019,026
Cash – Beginning of period	—
Cash – End of period	$1,019,026

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$247,073,563
Change in value of Class A common stock subject to possible redemption	$(3,615,204)
Deferred underwriting fee payable	$9,660,000
Offering costs paid through promissory note	$80,162
Offering costs included in accrued offering costs	$17,579
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

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

The registration statement for the Company’s Initial Public Offering became effective on December 14, 2020. On December 17, 2020, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to KINS Capital LLC (the “Sponsor”) and certain funds and accounts managed by BlackRock, Inc. (the “Direct Anchor Investors” and which the Direct Anchor Investors, together with the Sponsor, are the “initial stockholders”), generating gross proceeds of $10,280,000, which is described in Note 5.

Transaction costs incurred amounted to $15,688,848, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees and $508,848 of other offering costs, of which $15,220,533 was charged to equity and $468,315 was expensed through the Statement of Operations.

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

Liquidity and Capital Resources and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of November 5, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on December 17, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 17, 2020 (audited)
Derivative warrant liabilities	$—	$18,541,600	$18,541,600
Total Liabilities	10,233,957	18,541,600	28,675,557
Class A Common Stock Subject to Possible Redemption	265,615,163	(18,541,600)	247,073,563
Class A Common Stock	130	184	314
Additional Paid-in Capital	5,000,169	468,131	5,468,300
Accumulated Deficit	(987)	(468,315)	(469,302)
Stockholders’ Equity	5,000,002	—	5,000,002

Balance sheet as of December 31, 2020 (audited)
Derivative warrant liabilities	$—	$21,912,800	$21,912,798
Total Liabilities	9,872,278	21,912,800	31,785,078
Class A Common Stock Subject to Possible Redemption	265,371,157	(21,912,798)	243,458,359
Class A Common Stock	133	217	350
Additional Paid-in Capital	5,244,172	3,839,296	9,083,468
Accumulated Deficit	(244,985)	(3,839,515)	(4,084,500)
Stockholders’ Equity	5,000,010	(2)	5,000,008

Statement of Operations for the Period from July 20, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(3,371,200)	$(3,371,200)
Transaction costs allocated to derivative warrant liabilities	—	(468,315)	(468,315)
Net loss	(244,985)	(3,839,515)	(4,084,500)
Basic and diluted net loss per share, non-redeemable Class B Common stock	(0.04)	(0.63)	(0.67)

Cash Flow Statement for the Period from July 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(244,985)	$(3,839,515)	$(4,084,500)
Change in fair value of derivative warrant liabilities	—	3,371,200	3,371,200
Transaction costs allocated to derivative warrant liabilities	—	468,315	468,315
Initial classification of Class A common stock subject to possible redemption	265,615,163	(18,541,600)	247,073,563
Change in value of Class A common stock subject to possible redemption	(244,006)	(3,371,198)	(3,615,204)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 24,104,788 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $15,688,848, of which $15,220,533 was charged to stockholders’ equity upon the completion of the Initial Public Offering and $468,315 was expensed through the Statement of Operations. The allocation of offering costs between equity and expense was done to attribute a portion of the costs to the Private Placement Warrant and Public Warrants. The amounts were allocated on a pro-rated basis, taking into account the proceeds and costs associated with the Initial Public Offering.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The liabilities are subject to re-measurement at each balance sheet date until exercised and changes. Changes in the estimated fair value of the warrants are recognized in the statements of operations. The fair value of the Private Placement Warrants and Public Warrants were initially and subsequently measured using a Binomial Lattice Model (see Note 9).

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the period from July 20, 2020 (inception) through December 31, 2020:

Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$7,785
Income and Franchise Tax	(7,785)
Redeemable Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	24,240,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Loss	$(4,084,500)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(4,084,500)
Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,085,987
Loss/Basic and Diluted Non-Redeemable B Common Stock	$(0.67)

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

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,495,212 shares of Class A common stock issued and outstanding, excluding 24,104,788 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 13,800,000 Public Warrants and 10,280,000 Private Placement Warrants outstanding.

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Transaction costs allocated to derivative warrant liabilities	(2.4)%
Change in fair value of derivative warrant liabilities	(17.3)%
Change in valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $897 in cash and $278,766,888 in U.S. Treasury Securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	278,773,966

Liabilities:
Derivative warrant liabilities – Public Warrants	3	$12,558,000
Derivative warrant liabilities – Private Placement Warrants	3	$9,354,800

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within Derivative warrant liabilities on our accompanying December 31, 2020 balance sheet. The Derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Derivative warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on December 17, 2020, the date of the Company’s Initial Public Offering, using a Binomial Lattice Model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B Common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common stock subject to possible redemption, Class A Common stock and Class B Common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	December 31, 2020	December 17, 2020 (Initial Measurement
Risk-free interest rate	0.41%	0.43%
Dividend yield	0.00%	0.00%
Implied volatility	15.8%	15.1%
Exercise price	$11.50	$11.50
Stock Price	$9.83	$9.62

On December 17, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.77 per warrant for aggregate values of $7.92 million and $10.63 million, respectively. On December 31, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.91 per warrant for aggregate values of $9.35 million and $12.56 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants and Private Warrants as of December 31, 2020 is valued using the binomial lattice simulation model.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9.35 million and $12.56 million, respectively.

The following table presents the changes in the fair value of warrant liabilities (level 3 measurements):

	Private Placement	Public	Warrant Liabilities
Fair value as of July 20, 2020	$—	$—	$—
Initial measurement on December 17, 2020 (IPO)	7,915,600	10,626,000	18,541,600
Change in fair value	1,439,200	1,932,000	3,371,200
Fair value as of December 31, 2020	$9,354,800	$12,558,000	$21,912,800

The Company recognizes transfers into and out of the fair value levels at the end of the reporting period. There were no transfers into or out of the levels during the period ended December 31, 2020.

Level 3 financial liabilities consist of the Public and Private Placement derivative warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement described in Note 2.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 20, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Mr. Camillo Martino has served as a member of our Board of Directors since August 2020. Mr. Martino was a senior global semiconductor company executive and now serves as a board member and executive advisor to many global technology companies. Prior to his current board roles, Mr. Martino was a chief executive officer and C-suite executive of a number of high technology companies worldwide. He is currently Chair of the Board of Directors of Magnachip Semiconductor (NYSE: MX) and has served on this Board since August 2016. Since 2018, he has also served on the Board of Directors at Sensera (ASX: SE1), which is focused on MEMS technologies. Mr. Martino also serves on the Board of Directors at multiple privately-held companies, including VVDN Technologies (fastest growing ODM based in India with a focus on Wireless, Networking & IoT) and Sakuu Corporation (multi-material, multi-process Additive Manufacturing platform). Mr. Martino’s prior board service includes serving on the boards of Cypress Semiconductor from June 2017 through the sale of the company to Infineon in April 2020 and Moschip Technologies (BOM: 532407) from April 2017 to May 2019. As an operating executive, Mr. Martino served as Chief Executive Officer of Silicon Image, Inc. (where he also served as a director) from 2010 until the completion of its sale to Lattice Semiconductor Corporation (Nasdaq: LSCC) in March 2015, Chief Operating Officer of SAI Technology Inc. from January 2008 to December 2009 (where he also served as director from 2006 to 2010), and Chief Executive Officer of Cornice Inc. from 2005 to 2007 (where he also served as a director). From August 2001 to July 2005, Mr. Martino served as the executive vice president and chief operating officer at Zoran Corporation, a global SoC semiconductor company. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years. Mr. Martino holds a Bachelor of Applied Science from the University of Melbourne and a Graduate Diploma (in Digital Communications) from Monash University in Australia. Mr. Martino is well qualified to serve on our board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Khurram Sheikh	Aijaad	Strategic Advisory Firm	Founder & CEO
Eric Zimits	Netzyn, Inc.	Network Solutions MEMS	Strategic Advisor
Hassan Ahmed	Vesper	MEMS	Member of the Board
	Ciena Corp	Telecommunications	Member of the Board
Di-Ann Eisnor	byCore	Construction Labor Market	Co-Founder & CEO
	Saia Inc.	Freight Shipping	Member of the Board
	Gray Area Foundation for the Arts	Nonprofit Organization	Member of the Board
	Obvious Ventures	Investment Firm	Venture Partner
Camillo Martino	Magnachip Semiconductor	Semiconductors	Chairman
	Sensera Ltd.	MEMS Technology	Chairman
	VVDN Technologies Pvt. Ltd.	Wireless Networking	Member of the Board
	Sakuu Corporation	Additive Manufacturing	Member of the Board
Atif Rafiq	MGM Resorts International	Hospitality	President of Commercial and Growth
Allen Salmasi	Veea Inc.	Edge Computing	Founder & CEO
	NLabs Inc.	Investment Firm	Chairman & CEO
	Ostendo, Inc.	Quantum Computing	Member of the Board
	OncoSynergy Inc.	Oncology	Chairman
	Mimik Inc.	Hybrid Edge Applications	Member of the Board

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

For the period
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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated December 14, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated December 14, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 14, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated December 14, 2020, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Administrative Services Agreement, dated December 14, 2020, between the Company and the Sponsor.
10.5(1)	Warrants Purchase Agreement, dated December 14, 2020, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Khurram P. Sheikh.
10.7(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Eric Zimits.
10.8(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Hassan Ahmed.
10.9(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Di-Ann Eisnor.
10.7(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Camillo Martino.
10.8(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Atif Rafiq.
10.9(1)	Indemnity Agreement, dated December 14, 2020, between the Company and Allen Salmasi.
14.01(2)	Code of Ethics and Business Conduct of KINS Technology Group Inc.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2020.
(2)	Incorporated by reference to the Company’s Annual on Form 10-K filed on March 30, 2021

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINS TECHNOLOGY GROUP INC.

Date: June 21, 2021	/s/ Khurram Sheikh
By: Khurram Sheikh
Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Chief Financial Officer
Date:	June 21, 2021

/s/ Eric Zimits
Name:	Eric Zimits
Title:	Secretary and Chief Corporate Development Officer
Date:	June 21, 2021

/s/ Hassan Ahmed
Name:	Hassan Ahmed
Title:	Director
Date:	June 21, 2021

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	June 21, 2021

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	June 21, 2021

/s/ Atif Rafiq
Name:	Atif Rafiq
Title:	Director
Date:	June 21, 2021

/s/ Allen Salmasi
Name:	Allen Salmasi
Title:	Director
Date:	June 21, 2021