Form 10-K/A
period 2020-12-31
KINS Technology Group, Inc.
filed 2021-12-23
CIK 1820875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

KINS TECHNOLOGY GROUP INC.
FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

KINS Technology Group Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on June 22, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 7, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 22, 2021, the Audit Committee of the Board of Directors of the Company, (the “Audit Committee”) concluded, after discussion with the Company’s management, concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the "Post IPO Balance Sheet"), (ii) audited financial statements as of December 31, 2020 and for the period from July 20, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 13, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2, and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position and the cash held in the trust account.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of KINS Technology Group Inc., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

ii

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

As described elsewhere in Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods (as defined in the First Amended Filing). For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in the First Amended Filing, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report” in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share.

As a result of such material weaknesses, the restatements, the changes in accounting for the warrantsand the Public Shares we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of KINS Technology Group Inc. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, and (ii) the FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on December 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

On December 22, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet, (ii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 13, 2021 and (iv) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

KINS TECHNOLOGY GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

KINS Technology Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KINS Technology Group Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from July 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

June 21, 2021, except for the effects of the restatement disclosed in Note 2 as to which the date is December 22, 2021.

KINS TECHNOLOGY GROUP INC.
BALANCE SHEET

DECEMBER 31, 2020

As Restated - See Note 2

ASSETS
Current assets
Cash	$1,019,026
Prepaid expenses	456,634
Total Current Assets	1,475,660

Cash and investments held in trust account	278,767,785
Total Assets	$280,243,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$194,699
Accrued offering costs	17,579
Total Current Liabilities	212,278

Derivative warrant liabilities	21,912,800
Deferred underwriting fee payable	9,660,000
Total Liabilities	31,785,078

Commitments and contingencies

Class A common stock subject to possible redemption $0.0001 par value, 27,600,000 shares at $10.10 per share redemption value	278,760,0000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	—
Accumulated deficit	(30,302,323)
Total Stockholders’ Deficit	(30,301,633)
Total Liabilities and Stockholders’ Deficit	$280,243,445

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated - See Note 2

Formation and operational costs	$252,783
Loss from operations	(252,783)

Other income:
Transaction costs allocated to derivative warrant liabilities	(468,315)
Change in fair value of derivative warrant liabilities	(3,371,200)
Interest income	13
Interest earned on marketable securities held in Trust Account	7,785
Other income, net	(3,831,717)

Net loss	$(4,084,500)

Weighted average shares outstanding of Class A common stock	2,356,098
Basic and diluted loss per share, Class A common stock	$(0.50)

Weighted average shares outstanding of Class B common stock	5,820,732
Basic and diluted net loss per share, Class B common stock	$(0.50)

The accompanying notes are an integral part of the financial statements.

KINS TECHNOLOGY GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated - See Note 2

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to the Sponsor	—	—	6,900,000	690	24,310	—	25,000

Accretion of Class A common stock subject to redemption
	—	—	—	—	(2,388,710)	(26,217,823)	(28,606,533)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	2,364,400	—	2,364,400

Net loss	—	—	—	—	—	(4,084,500)	(4,084,500)

Balance – December 31, 2020	—	$—	6,900,000	$690	$—	$(30,302,323)	$(30,301,633)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 22, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 23, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on June 22, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. Refer to Note 3 and Note 8, which have been updated to reflect the restatement contained in this Annual Report.

The impact of the restatement on the Company’s historical financial statements is presented below:

Balance Sheet as of December 17, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$247,073,563	$31,686,437	$278,760,000
Class A common stock	$314	$(314)	$—
Additional paid-in capital	$5,468,300	$(5,468,300)	$—
Accumulated deficit	$(4,69,302)	$(26,217,823)	$(26,687,125)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(31,686,437)	$(26,686,435)

Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$243,458,359	$35,301,641	$278,760,000
Class A common stock	$350	$(350)	$—
Additional paid-in capital	$9,083,468	$(9,083,468)	$—
Accumulated deficit	$(4,084,500)	$(26,217,823)	$(30,302,323)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(35,301,641)	$(30,301,633)

Statement of Operations for Period from July 20, 2020 (inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	(25,243,902)	2,356,098
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.50)	$(0.50)
Basic and diluted weighted average shares outstanding, Class B common stock	6,085,987	(259,523)	6,080,255
Basic and diluted net income (loss) per share, Class B common stock	$(0.67)	$0.17	$(0.50)

Statement of Changes in Stockholders’ Deficit for the Year Ended December 31, 2020 (audited)
Sale Units, in initial public offering, less fair value of public warrants, net of underwriting discounts and transaction costs	$250,153,467	$(250,153,467)	$—
Class A common stock subject to possible redemption	$(243,458,359)	$243,458,359	$—
Accretion of Class A common stock subject to possible redemption	$—	$(28,606,533)	$(28,606,533)

Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	$247,073,563	$(247,073,563)	$—
Change in value of Class A common stock subject to possible redemption	$(3,615,204)	$3,615,204	$—

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(10,626,000)
Class A common stock issuance costs	(15,239,420)
Plus:
Accretion of carrying value to redemption value	28,625,420

Class A common stock subject to possible redemption	$278,760,000

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

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 24,080,000 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from July 20,
	2020 (Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(1,176,921)	$(2,907,579)
Denominator:
Basic and diluted weighted average shares outstanding	2,356,098	5,820732

Basic and diluted net income per common share	$(0.50)	$(0.50)

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

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 27,600,000 shares of Class A common stock issued and outstanding were subject to possible redemption and presented as temporary equity.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to Amendment No. 1 and due to interpretation and accounting for certain complex features of the Class A common stock issued by the Company as described in the Explanatory Note to Amendment No. 2, our disclosure controls and procedures were not effective as December 31, 2020.

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

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weaknesses in our internal control over financial reporting described below related to the accounting for complex financial instruments. Notwithstanding the material weaknesses described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the Amendment No. 1 restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period ended December 31, 2020.

In connection with this Amendment No. 2 restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for certain complex features of the Class A common stock resulting in the misclassification of a portion of the Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations. This material weakness resulted in a material misstatement of our Class A common stock subject to redemption, Class A common stock, additional paid-in capital, accumulated deficit, and earnings per share of Class A and Class B common stock as of and for the period ended December 31, 2020.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 17, 2021, we restated our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 20, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

On December 22, 2021, we restated our prior position on accounting for certain complex features of the Class A common stock and concluded that our previously issued financial statements as of and for the period from July 20, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

KINS TECHNOLOGY GROUP INC.

Date: December 23, 2021	/s/ Khurram Sheikh
By: Khurram Sheikh
Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Chief Financial Officer
Date:	December 23, 2021

/s/ Eric Zimits
Name:	Eric Zimits
Title:	Secretary and Chief Corporate Development Officer
Date:	December 23, 2021

/s/ Hassan Ahmed
Name:	Hassan Ahmed
Title:	Director
Date:	December 23, 2021

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	December 23, 2021

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	December 23, 2021

/s/ Atif Rafiq
Name:	Atif Rafiq
Title:	Director
Date:	December 23, 2021

/s/ Allen Salmasi
Name:	Allen Salmasi
Title:	Director
Date:	December 23, 2021