Form 10-Q
period 2022-06-30
KINS Technology Group, Inc.
filed 2022-08-10
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 938,090 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KINS TECHNOLOGY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$189,147	$406,126
Prepaid expenses	29,750	126,667
Total current assets	218,897	532,793

Cash and investments held in trust account	9,528,176	278,836,080
TOTAL ASSETS	$9,747,073	$279,368,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$997,826	$767,253
Income taxes payable	22,866	—
Total current liabilities	1,020,692	767,253

Derivative liabilities	2,648,800	11,275,369
Deferred underwriting fee payable	—	9,660,000
TOTAL LIABILITIES	3,669,492	21,702,622

Commitments and Contingencies

Class A common stock subject to possible redemption 938,090 and 27,600,000 shares at $10.10 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	9,474,709	278,760,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(3,397,818)	(21,094,439)
Total Stockholders’ Deficit	(3,397,128)	(21,093,749)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$9,747,073	$279,368,873

The accompanying notes are an integral part of the unaudited condensed financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$301,733	$327,104	$624,985	$724,309
Loss from operations	(301,733)	(327,104)	(624,985)	(724,309)

Other income (expense):
Interest earned on cash and investments held in trust account	277,558	(4,575,200)	300,882	1,685,600
Interest income - bank	8	20	16	44
Gain on waiver of deferred underwriting fee	9,660,000	—	9,660,000	—
Change in fair value of derivative liabilities	458,480	8,022	8,626,569	54,134
Total other income (expense), net	10,396,046	(4,567,158)	18,587,467	1,739,778

Income before provision for income taxes	10,094,313	(4,894,262)	17,962,482	1,015,469
Provision for income taxes	(22,866)	—	(22,866)	—
Net income (loss)	$10,071,447	$(4,894,262)	$17,939,616	$1,015,469

Weighted average shares outstanding, Class A common stock	14,481,736	27,600,000	21,004,630	27,600,000

Basic and diluted net income (loss) per share, Class A common stock	$0.47	$(0.14)	$0.64	$0.03

Weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B common stock	$0.47	$(0.14)	$0.64	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,900,000	$690	$—	$(21,094,439)	$(21,093,749)

Net income	—	—	—	—	—	7,868,169	7,868,169

Balance — March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(13,226,270)	$(13,225,580)

Change in value of common stock subject to redemption	—	—	—	—	—	(242,995)	(242,995)

Net income	—	—	—	—	—	10,071,447	10,071,447

Balance — June 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(3,397,818)	$(3,397,128)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$—	$(30,302,323)	$(30,301,633)

Net income	—	—	—	—	—	5,909,731	5,909,731

Balance — March 31, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(24,392,592)	$(24,391,902)

Net loss	—	—	—	—	—	(4,894,262)	(4,894,262)

Balance — June 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(29,286,854)	$(29,286,164)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,939,616	$1,015,469
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(8,626,569)	(1,685,600)
Interest earned on cash and investments held in trust account	(300,882)	(54,134)
Changes in operating assets and liabilities:
Prepaid expenses	96,917	124,118
Income tax payable	22,866	—
Gain on waiver of deferred underwriting fee	(9,660,000)	—
Accounts payable and accrued expenses	230,573	276,868
Net cash used in operating activities	(297,479)	(323,279)
Cash flows from investing activities:
Cash withdrawn from trust account to pay franchise tax	80,500	—
Cash withdrawn from trust account in connection with redemption	269,528,286	—
Net cash provided by investing activities	269,608,786	—

Cash flows from financing activities:
Redemption of common stock	(269,528,286)	—
Payment of offering costs	—	(17,579)
Net cash used in financing activities	(269,528,286)	(17,579)

Net change in cash	(216,979)	(340,858)
Cash – beginning of period	406,126	1,019,026
Cash – end of period	$189,147	$678,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Extended Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company previously had until June 17, 2022 to consummate a business combination. On June 10, 2022, the Company held a special meeting of stockholders pursuant to which its stockholders approved amending the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination from June 17, 2022 to December 16, 2022. The Company’s stockholders approved the Charter Amendment and as such the Company now has until December 16, 2022 to consummate a business combination (the “Extended Combination Period”). On June 10, 2022, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware. If the Company has not completed a Business Combination by December 16, 2022 or during any extended time that the Company has to consummate a Business Combination beyond December 16, 2022 as a result of a stockholder vote to amend its certificate of incorporation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Extended Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extended Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extended Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Extended Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10 per Unit.

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $189,147 in its operating bank accounts and a working capital deficit of $801,795.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, unsecured, non-interest bearing promissory note of up to $300,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid subsequent to the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 16, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 16, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 16, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 938,090 and 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(10,626,000)
Class A common stock issuance costs	(15,239,420)
Plus:
Accretion of carrying value to redemption value	28,625,420
Class A common stock subject to possible redemption, December 31, 2021	278,760,000
Plus:
Accretion of carrying value to redemption value	242,995
Less:
Redemption	(269,528,286)
Class A ordinary shares subject to redemption, June 30, 2022	$9,474,709

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.23)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (0.13)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 24,080,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$6,821,337	$3,250,110	$(3,915,410)	$(978,852)	$13,503,673	$4,435,943	$812,375	$203,094
Denominator:
Basic and diluted weighted average shares outstanding	14,481,736	6,900,000	27,600,000	6,900,000	21,004,630	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per common stock	$0.47	$0.47	$(0.14)	$(0.14)	$0.64	$0.64	$0.03	$0.03

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Direct Anchor Investors purchased an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $10,280,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000, respectively, in fees for these services.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 938,090 and 27,600,000 shares of Class A common stock issued and outstanding were subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding and 10,280,000 Private Placement Warrants outstanding.

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

As of June 30, 2022 and December 31, 2021 there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022, assets held in the Trust Account were comprised of $398 in cash and $9,527,835,182 in money market funds that primarily invested in U.S. Treasury securities at fair market value. During the six months ended June 30, 2022, the Company withdrew $80,500 of interest income from the Trust Account and $269,528,286 was withdrawn from the Trust Accounts for the redemption that was voted on June 10, 2022.

At December 31, 2021, assets held in the Trust Account were comprised of $898 in cash and $278,835,182 in money market funds, respectively. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Money Market Funds	1	9,527,778	1	$278,835,182
Liabilities:
Warrant liabilities – public warrants	1	$1,518,000	1	$6,461,798
Warrant liabilities – private placement warrants	2	$1,130,800	2	$4,813,571

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the binomial lattice methodology. As of June 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during for the three months and six months ended June 30, 2021 was approximately $9.0 million, when the Public Warrants were separately listed and traded and approximately $6.7 million was transferred from a level 3 to a level 2 fair value measurement. There were no transfers during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the June 30, 2022 up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Non-Binding Letter of Intent

As previously disclosed, on April 22, 2022, we signed a non-binding letter of intent with a business combination target company, which letter of intent was terminated prior to entering into any definitive agreement. On July 7, 2022, we signed a non-binding letter of intent with another business combination target company (the “Target”). Completion of the business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by our stockholders. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated. In the event that we enter into a definitive agreement for an initial business combination, we will issue a press release and file a Current Report on Form 8-K with the SEC announcing the proposed business combination.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from July 20, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $10,071,447, which consists of interest income on bank account of $8, interest income on cash and marketable securities held in the Trust Account of $277,558, gain on waiver of deferred underwriting fee of $9,660,000 and change in fair value of derivative liabilities of $458,480, offset by operating costs of $ $301,733 and provision for income tax of $22,866.

For the six months ended June 30, 2022, we had a net income of $17,939,616, which consists of interest income on bank account of $16, interest income on cash and marketable securities held in the Trust Account of $300,882, gain on waiver of deferred underwriting fee of $9,660,000 and change in fair value of derivative liabilities of $8,626,569, offset by operating costs of $ $624,985 and provision for income tax of $22,866.

For the three months ended June 30, 2021, we had a net loss of $4,894,262, which consists of interest income on bank account of $20, interest income on cash and marketable securities held in the Trust Account of $8,022, offset by change in fair value of derivative liabilities of $4,575,200 and operating costs of $ $327,104.

For the six months ended June 30, 2021, we had a net income of $1,015,469, which consists of interest income on bank account of $44, interest income on cash and marketable securities held in the Trust Account of $54,134 and change in fair value of derivative liabilities of $1,685,600, offset by operating costs of $ $724,309.

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

For the six months ended June 30, 2022, cash used in operating activities was $297,479. Net income of $17,939,616 was affected by change in fair value of derivative liabilities of $8,626,569 and interest income on cash and marketable securities held in the Trust Account of $300,882. Changes in operating assets and liabilities used $9,309,644 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $323,279. Net income of $1,015,469 was affected by change in fair value of derivative liabilities of $1,685,600 and interest income on cash and marketable securities held in the Trust Account of $54,134. Changes in operating assets and liabilities provided $400,986 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $9,528,176. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. Through June 30, 2022, the Company withdraw $269,608,786 of interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $189,147 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 16, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 16, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 16, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change, except as noted above and below, in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption for the affected periods.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If we do not consummate an initial Business Combination by December 16, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law.

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Direct Anchor Investors purchased an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $10,280,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Direct Anchor Investors purchased an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $10,280,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

KINS TECHNOLOGY GROUP INC.

Date: August 10, 2022	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)