Form 10-Q
period 2022-09-30
KINS Technology Group, Inc.
filed 2022-11-08
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 8, 2022, there were 938,090 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KINS TECHNOLOGY GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$219,337	$406,126
Prepaid expenses	92,375	126,667
Total current assets	311,712	532,793

Cash and investments held in trust account	9,574,661	278,836,080
TOTAL ASSETS	$9,886,373	$279,368,873

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,839,394	$767,253
Income taxes payable	26,729	—
Promissory note - related party working capital loan	347,961	—
Total current liabilities	2,214,084	767,253

Derivative liabilities	722,400	11,275,369
Deferred underwriting fee payable	—	9,660,000
TOTAL LIABILITIES	2,936,484	21,702,622

Commitments and Contingencies

Class A common stock subject to possible redemption 938,090 and 27,600,000 shares at $10.10 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	9,474,709	278,760,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(2,525,510)	(21,094,439)
Total Stockholders’ Deficit	(2,524,820)	(21,093,749)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$9,886,373	$279,368,873

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$1,096,726	$346,362	$1,721,711	$1,070,671
Loss from operations	(1,096,726)	(346,362)	(1,721,711)	(1,070,671)

Other income:
Interest earned on cash and investments held in trust account	46,485	7,029	347,367	61,163
Interest income - bank	12	19	28	63
Gain on elimination waiver of deferred underwriting fee	—	—	9,660,000	—
Change in fair value of derivative liabilities	1,926,400	4,575,200	10,552,969	6,260,800
Total other income	1,972,897	4,582,248	20,560,364	6,322,026

Income before provision for income taxes	876,171	4,235,886	18,838,653	5,251,355
Provision for income taxes	(3,863)	—	(26,729)	—
Net income	$872,308	$4,235,886	$18,811,924	$5,251,355

Weighted average shares outstanding, Class A common stock	938,090	27,600,000	16,466,455	27,600,000

Basic and diluted net income per share, Class A common stock	$0.11	$0.12	$0.81	$0.15

Weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per share, Class B common stock	$0.11	$0.12	$0.81	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,900,000	$690	$—	$(21,094,439)	$(21,093,749)

Net income	—	—	—	—	—	7,868,169	7,868,169

Balance — March 31, 2022 (unaudited)	—	—	6,900,000	690	—	(13,226,270)	(13,225,580)

Change in value of common stock subject to redemption	—	—	—	—	—	(242,995)	(242,995)

Net income	—	—	—	—	—	10,071,447	10,071,447

Balance — June 30, 2022 (unaudited)	—	—	6,900,000	690	—	(3,397,818)	(3,397,128)

Net income	—	—	—	—	—	872,308	872,308

Balance — September 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(2,525,510)	$(2,524,820)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$—	$(30,302,323)	$(30,301,633)

Net income	—	—	—	—	—	5,909,731	5,909,731

Balance — March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(24,392,592)	(24,391,902)

Net loss	—	—	—	—	—	(4,894,262)	(4,894,262)

Balance — June 30, 2021 (unaudited)	—	—	6,900,000	690	—	(29,286,854)	(29,286,164)

Net income	—	—	—	—	—	4,235,886	4,235,886

Balance — September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(25,050,968)	$(25,050,278)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KINS TECHNOLOGY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,811,924	$5,251,355
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(10,552,969)	(6,260,800)
Interest earned on cash and investments held in trust account	(347,367)	(61,163)
Gain on elimination of deferred underwriting fee	(9,660,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	34,292	231,550
Income tax payable	26,729	—
Accounts payable and accrued expenses	1,072,141	324,089
Net cash used in operating activities	(615,250)	(514,969)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise tax	80,500	—
Cash withdrawn from trust account in connection with redemption	269,528,286	—
Net cash provided by investing activities	269,608,786	—

Cash Flows from Financing Activities:
Redemption of common stock	(269,528,286)	—
Proceeds from promissory note - related party working capital loan	347,961	—
Payment of offering costs	—	(17,579)
Net cash used in financing activities	(269,180,325)	(17,579)

Net change in cash	(186,789)	(532,548)
Cash – beginning of period	406,126	1,019,026
Cash – end of period	$219,337	$486,478

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$242,995	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company has one wholly-owned subsidiary, KINS Merger Sub Inc., which was incorporated in the State of Delaware on September 16, 2022 (“Merger Sub”). Merger Sub has no activity rom date of incorporation, September 16, 2022 through September 30, 2022.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Going Concern and Liquidity

As of September 30, 2022, the Company had $219,337 in its operating bank accounts and a working capital deficit of $1,680,280.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, unsecured, non-interest bearing promissory note of up to $300,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid subsequent to the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 938,090 and 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(10,626,000)
Class A common stock issuance costs	(15,239,420)
Plus:
Accretion of carrying value to redemption value	28,625,420
Class A common stock subject to possible redemption, December 31, 2021	278,760,000
Plus:
Accretion of carrying value to redemption value	242,995
Less:
Redemption	(269,528,286)
Class A ordinary shares subject to redemption, September 30, 2022	$9,474,709

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.43)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (0.14)% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 24,080,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$104,401	$767,907	$3,388,709	$847,177	$13,256,855	$5,555,069	$4,201,084	$1,050,271
Denominator:
Basic and diluted weighted average shares outstanding	938,090	6,900,000	27,600,000	6,900,000	16,466,455	6,900,000	27,600,000	6,900,000
Basic and diluted net income per common stock	$0.11	$0.11	$0.12	$0.12	$0.81	$0.81	$0.15	$0.15

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 15, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $180,000, respectively, in fees for these services.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Promissory Note — Related Party

On August 26, 2022, KINS Capital LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $347,367. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the BCA or (ii) December 16, 2022. As September 30, 2022, $347,367 was outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Merger Agreement

On September 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Inpixon, a Nevada corporation (“Inpixon”), CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of Inpixon (“CXApp” and, together with Inpixon, collectively, the “Companies”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which the Company will combine with CXApp, Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”). Also on September 25, 2022, and in connection with the execution of the Merger Agreement, the Company, Inpixon, CXApp and the Sponsor entered into that certain sponsor support agreement (the “Sponsor Support Agreement”).

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among the Company, Inpixon, CXApp and Design Reactor, Inc., a California corporation (“Design Reactor”) (the “Separation Agreement”), and other ancillary conveyance documents, Inpixon will, among other things and on the terms and subject to the conditions of the Separation Agreement, transfer the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the “Reorganization”) and, in connection therewith, will distribute (the “Distribution”) to Inpixon stockholders and other security holders 100% of the common stock of CXApp, par value $0.00001 (the “CXApp Common Stock”), as further described below.

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into CXApp (the “Merger”), with CXApp continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement, along with the Separation Agreement and the other transaction documents to be entered into in connection therewith, provides for, among other things, the consummation of the following transactions (collectively, the “Business Combination”): (i) Inpixon will transfer the Enterprise Apps Business (the “Separation”) to its wholly-owned subsidiary, CXApp, and contribute $10 million in capital thereto (the “Cash Contribution”), (ii) following the Separation, Inpixon will distribute 100% of the shares of CXApp Common Stock to Inpixon stockholders and other security holders by way of the distribution and (iii) following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties shall consummate the Merger. The Separation, Distribution and Merger are intended to qualify as “tax-free” transactions.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Upon consummation of the Business Combination, the Company will have two classes of common stock: Class A common stock, par value $0.0001 per share (the “Company’s Class A Common Stock”), and Class C common stock, par value $0.0001 per share (the “Company’s Class C Common Stock” and together with the Company’s Class A Common Stock, the “Company’s Common Stock”). The Company’s Class A Common Stock and the Company’s Class C Common Stock will be identical in all respects, except that the Company’s Class C Common Stock will be subject to transfer restrictions and will automatically convert into Company’s Class A Common Stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger. The Company’s Class A Common Stock will be listed on the Nasdaq Capital Market (“Nasdaq”) and are expected to be trading under a new ticker symbol. The outstanding warrants of the Company will be listed on Nasdaq and are expected to be trading under a new ticker symbol.

Consideration Paid

At the time the Business Combination is effected (the “Closing”), the outstanding shares of CXApp Common Stock after the Distribution and immediately prior to the effective time of the Merger will be converted into an aggregate of 6.9 million shares of The Company’s Common Stock which shall be issued to Inpixon shareholders, subject to adjustment. Each holder’s aggregate merger consideration will consist of 10% Company’s Class A Common Stock and 90% Company’s Class C Common Stock (such percentages, in each case, subject to adjustment to comply with the listing requirements set forth under Nasdaq Listing Rule 5505(b)(2) with respect to KINS).

Representations and Warranties & Covenants

Pursuant to the Merger Agreement, the Company, CXApp and Inpixon each made representations and warranties customary for transactions of this type regarding themselves and their respective businesses. The representations and warranties made pursuant to the Merger Agreement will not survive the Closing. In addition, the parties to the Merger Agreement agreed to be bound by certain covenants that are customary for transactions of this type. The covenants made under the Merger Agreement generally will not survive the Closing, with the exception of certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing, which will survive in accordance with the terms of the Merger Agreement.

Conditions to Closing

The consummation of the Business Combination is subject to conditions customary for transactions involving special purpose acquisition companies, including, among others: (i) there is not in force any order, judgment, injunction, decree, writ, stipulation, determination or award, in each case, entered by or with any governmental authority of competent jurisdiction, statute, rule or regulation enjoining or prohibiting the consummation of the Merger, (ii) the Company shall have at least $5,000,001 of net tangible assets as of the Closing, (iii) the Company’s Class A Common Stock issuable pursuant to the Business Combination shall have been approved for listing on Nasdaq, (iv) CXApp and the Company shall each have performed and complied in all material respects with the covenants required by the Merger Agreement to be performed by it as of or prior to Closing, (v) customary bring down conditions related to the accuracy of the CXApp’s and the Company’s respective representations and warranties in the Merger Agreement, (vi) the consummation of the Distribution, the Reorganization and other transactions contemplated by the Separation and Distribution Agreement, (vii) the Company’s registration statement to be filed with the Securities and Exchange Commission (“SEC”) shall have become effective (and no stop order suspending effectiveness have been issued and no proceedings for that purpose has been initiated or threatened by the SEC), (viii) each of the Company’s and CXApp’s stockholder approvals shall have been obtained and (ix) the sum of (A) the aggregate amount of cash available in KINS’s trust account following the Company’s stockholders’ meeting, after deducting the amount required to satisfy the Acquiror Share Redemption Amount (as defined in the Merger Agreement) (but prior to payment of any transaction expenses), (B) the aggregate gross purchase price of any other purchase of shares of the Company’s Common Stock (or securities convertible or exchangeable for the Company’s Common Stock) actually received by the Company prior to or substantially concurrently with the closing of the Merger, and (C) the aggregate gross purchase price of any other purchase of shares of CXApp Common Stock (or securities convertible or exchangeable for CXApp Common Stock) actually received by CXApp prior to or substantially concurrently with the closing of the Merger, shall be equal to or greater than $9.5 million. The Company’s obligation to consummate the Business Combination is also conditioned on there having been no event that has had, or would reasonably be expected to have, individually or in the aggregate, a “Material Adverse Effect” on CXApp.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including (i) by the mutual written consent of the Company and CXApp, (ii) by the Company or CXApp, if the Closing shall not have occurred on or before March 16, 2023, (iii) by the Company or CXApp, if there has been any order, judgment, injunction, decree, writ, stipulation, determination or award, in each case, entered by or with any governmental authority that would make the Merger illegal or otherwise prevent or prohibit the Merger, (iv) by the Company or CXApp, if KINS has not obtained the requisite approval from its stockholders, (v) by KINS or CXApp if the other party breaches certain representations, warranties, or covenants, as specified in the Merger Agreement, and that breach is unable to be cured, or is not cured, within 30 days, or by CXApp if there has been an uncured breach by Sponsor of certain of its obligations under the Sponsor Support Agreement or (vi) by the Company if CXApp has not obtained the requisite approval from its stockholders within one hour of the effective date of the Company’s registration statement, provided that CXApp or the Company pay a termination fee of $2.0 million to the other party if the Merger Agreement is terminated pursuant to (v) or (vi) above.

Separation and Distribution Agreement

On September 25, 2022, in connection with the execution of the Merger Agreement, the Company entered into the Separation Agreement with CXApp, Inpixon and Design Reactor, pursuant to which, among other things, (i) Inpixon will undertake a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the Enterprise Apps Business to CXApp in the Separation and (ii) immediately prior to the Merger and after the Separation, Inpixon will distribute 100% of the outstanding shares of CXApp Common Stock to Inpixon’s stockholders and certain other security holders in the Distribution.

The Separation Agreement also sets forth other agreements among Inpixon and CXApp related to the Separation, including provisions concerning the termination and settlement of intercompany accounts and the obtaining of third-party consents. The Separation Agreement also sets forth agreements that will govern certain aspects of the relationship between Inpixon and CXApp after the Distribution, including provisions with respect to release of claims, indemnification, access to financial and other information and access to and provision of records.

Consummation of the Distribution is subject to a number of conditions, including, among others, (i) the completion of the Reorganization and other related transactions, (ii) the execution of the ancillary agreements by the parties and (iii) the satisfaction or waiver of all conditions under the Merger Agreement (other than those conditions that are to be satisfied contemporaneously with the Distribution and/or the Merger, provided that such conditions are capable of being satisfied at such time).

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Sponsor Support Agreement

On September 25, 2022, in connection with the execution of the Merger Agreement, the Company, Inpixon, CXApp and the Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to vote any of the Company’s securities held by it to approve the Business Combination and the other of the Company’s stockholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of the Company’s securities in connection with the consummation of the Business Combination. Pursuant to the Sponsor Support Agreement, the Sponsor and the Company also agreed to amend the letter agreement, dated as of December 14, 2020 between the Sponsor and the Company (the “Insider Letter”) to amend the Founder Shares Lock-Up Period (as defined in the Insider Letter) to provide for lock-up of its shares of the Company’s Class B common stock, par value $0.0001 per share (“Company’s Class B Common Stock”) (or Company’s Class A Common Shares issuable upon conversion thereof) until the earlier of (A) the 180th day after the closing of the Merger and (B) (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction following the closing of the Merger or (y) the day that the last reported sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period following the Closing of the Merger; provided, that 10% of such shares (subject to adjustment) shall not be subject to foregoing lock-up. Additionally, Sponsor has agreed to exchange 6,150,000 shares of the Company’s Class B Common Stock, equal to such that the number of shares of the Company’s Common Stock issued as aggregate merger consideration exceeds (by one share): (i) the aggregate number of shares of the Company’s Class A Common Stock held by Sponsor at Closing (after taking into the exchange), plus (ii) the aggregate number of shares of the Company’s Class B Common Stock held by certain funds and accounts managed by BlackRock, Inc. (including all Potential Forfeiture Shares (as defined in the Sponsor Support Agreement)), plus (iii) the aggregate number of shares of the Company’s Class A Common Stock that have not properly elected to redeem their shares of the Company’s Class A Common Stock pursuant to the Company’s governing documents, plus (iii) any shares of the Company’s Common Stock issued as incentives for non-redemption transactions and financing transactions, in each case, free and clear of all liens; provided, that, in no instance shall the number of shares issued to Sponsor in the exchange be less than 5,150,000 shares of the Company’s Class A Common Stock.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 938,090 and 27,600,000 shares of Class A common stock issued and outstanding were subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding and 10,280,000 Private Placement Warrants outstanding.

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021 there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $1,112 in cash and $9,573,549 in money market funds that primarily invested in U.S. Treasury securities at fair market value. During the nine months ended September 30, 2022, the Company withdrew $80,500 of interest income from the Trust Account and $269,528,286 was withdrawn from the Trust Accounts for the redemption that was voted on June 10, 2022.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At December 31, 2021, assets held in the Trust Account were comprised of $898 in cash and $278,835,182 in money market funds, respectively. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Money Market Funds	1	9,573,549	1	$278,835,182
Liabilities:
Warrant liabilities – public warrants	1	$414,000	1	$6,461,798
Warrant liabilities – private placement warrants	2	$308,400	2	$4,813,571

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the binomial lattice methodology. As of September 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was approximately $9.0 million, when the Public Warrants were separately listed and traded and approximately $6.7 million was transferred from a level 3 to a level 2 fair value measurement. There were no transfers during the three and nine months ended September 30, 2022.

KINS TECHNOLOGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the September 30, 2022 up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

On September 25, 2022, we entered into the Merger Agreement, Separation and Distribution Agreement, and Sponsor Support Agreement.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from July 20, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $872,308, which consists of interest income on bank account of $12, interest income on cash and marketable securities held in the Trust Account of $46,485, and change in fair value of derivative liabilities of $1,926,400, offset by operating costs of $1,096,726 and provision for income tax of $3,863.

For the nine months ended September 30, 2022, we had a net income of $18,811,924, which consists of interest income on bank account of $28, interest income on cash and marketable securities held in the Trust Account of $347,367, gain on waiver of deferred underwriting fee of $9,660,000 and change in fair value of derivative liabilities of $10,552,969, offset by operating costs of $1,721,711 and provision for income tax of $26,729.

For the three months ended September 30, 2021, we had a net income of $4,235,886, which consists of interest income on bank account of $19, interest earned on marketable securities held in Trust Account of $7,029 and change in fair value of derivative liabilities of $4,575,200, offset by operating cost of $346,362.

For the nine months ended September 30, 2021, we had a net income of $5,251,355, which consists of interest income on bank account of $63, interest income on marketable securities held in the Trust Account of $61,163 and change in fair value of derivative liabilities of $6,260,800, offset by operating costs of $ $1,070,671.

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

For the nine months ended September 30, 2022, cash used in operating activities was $615,250. Net income of $18,811,924 was affected by interest income on cash and marketable securities held in the Trust Account of $347,367, gain on waiver of deferred underwriting fee of $9,660,000 and change in fair value of derivative liabilities of $10,552,969. Changes in operating assets and liabilities provided $1,133,162 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $514,969. Net income of $5,251,355 was affected by change in fair value of derivative liabilities of $6,260,800 and interest income on marketable securities held in the Trust Account of $61,163. Changes in operating assets and liabilities provided $555,639 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $9,574,661. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. Through September 30, 2022, the Company withdrew $80,500 of interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $219,337 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except for the below:

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statements of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Interest rate fluctuations may affect our results of operations and financial condition.

Fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. Thus far in 2022, the United States Federal Reserve has raised interest rates by more than 100 basis points and has signaled that further increases are expected in the near future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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

KINS TECHNOLOGY GROUP INC.

Date: November 8, 2022	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)