Form 10-K
period 2022-12-31
CXApp Inc.
filed 2023-03-21
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

To

Commission File No. 001-39642

CXApp Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2104918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Palo Alto Square, Suite 200 3000 El Camino Real Palo Alto, CA	94306 (Zip Code)
(Address of Principal Executive Offices)

(650) 575-4456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	CXAI	The Nasdaq Stock Market LLC
Warrants to purchase common stock	CXAIW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9,474,709.

As of March 20, 2023, there were 8,582,699 shares of the Registrant’s Class A common stock and 5,487,300 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CXAPP INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to successfully defend litigations;
●	our ability to successfully deploy the proceeds from the Merger ;
●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, the amount of funds available to us following any redemptions by KINS’ stockholders;
●	changes in general economic conditions, geopolitical risk, including as a result of the COVID-19 pandemic or the conflict between Russia and Ukraine;
●	the outcome of potential litigation related to or arising out of the Business Combination, or any other adverse developments therein or delays or costs resulting therefrom;
●	the ability to continue to meet Nasdaq’s listing standards;
●	as a result of the Separation, we lost Inpixon’s brand, reputation, capital base and other resources, and may experience difficulty operating as a standalone company;
●	the anticipated benefits of the Separation may not be achieved;
●	our historical combined financial data and pro forma financial statements are not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results;
●	our operating results and financial performance;
●	acceptance by new and existing partners in our market;

●	our ability to manage and grow our business and execution of our business and growth strategies;
●	risks arising from changes in technology;
●	the competitive environment in the enterprise apps market;
●	failure to maintain, protect and defend our intellectual property rights;
●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting our business;
●	difficulties with performance of third parties we will rely on for our business growth;
●	difficulties developing and sustaining relationships with commercial counterparties;
●	we may not be able to engage in certain transactions and equity issuances following the Distribution; and
●	we may have certain indemnification obligations to Inpixon under the Tax Matters Agreement (as defined below).

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

Glossary of Terms

Unless otherwise stated in this Annual Report or the context otherwise requires, reference to:

●	“Board” refers to the board of directors of CXApp;
●	“Business Combination” refers to the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving the merger as a wholly-owned subsidiary of CXApp and the other transactions contemplated by the Merger Agreement;
●	“Bylaws” refers to the existing bylaws of CXApp currently in effect;
●	“Charter” refers to the existing amended and restated certificate of incorporation of CXApp currently in effect;
●	“Closing” refers to the closing of the Merger;
●	“CXApp” refers to CXApp Inc., a Delaware Corporation;
●	“Design Reactor” refers to Design Reactor Inc., a California corporation, which was formerly doing business under the name “The CXApp”;
●	“Distribution” refers to distribution of the Enterprise Apps Business to the holders of Inpixon stock and other Inpixon securities on a certain record date through the distribution of all of the outstanding shares of Legacy CXApp capital stock to holders of Inpixon stock and other Inpixon securities on a certain record date on a pro rata, one for one basis, as described in the Separation and Distribution Agreement;
●	“Distribution Time” refers to the time at which Distribution occurs, which is deemed to be 12:01 a.m., New York time on the date Distribution occurs;
●	“DGCL” refers to the General Corporation Law of the State of Delaware;
●	“Employee Matters Agreement” refers to the Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp;
●	“Enterprise Apps Business” refers to the business conducted by CXApp and its direct and indirect subsidiaries, including the business related to the (i) software-as-a-service app and mapping platforms which enable corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the workplace experience and hosting virtual and hybrid events, (ii) augmented reality (or AR), computer vision, localization, navigation, mapping, and 3D reconstruction technologies, and (iii) on-device “blue dot” indoor location and motion technologies;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“GAAP” refers to accounting principles generally accepted in the United States of America;
●	“Incentive Plan” refers to the CXApp Inc. 2023 Equity Incentive Plan;
●	“Inpixon” refers to Inpixon, a Nevada corporation;
●	“IRS” refers to the U.S. Internal Revenue Service;
●	“JOBS Act” refers to the Jumpstart Our Business Startups Act of 2012;
●	“KINS” refers to KINS Technology Group Inc., a Delaware corporation;
●	“Legacy CXApp” refers to CXApp Holding Corp., a Delaware corporation, prior to the Merger;

●	“Merger” refers to the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving the merger as a wholly-owned subsidiary of CXApp and the other transactions contemplated by the Merger Agreement;
●	“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS, Merger Sub, Inpixon and Legacy CXApp., as amended and modified from time to time;
●	“Merger Sub” refers to KINS Merger Sub Inc.;
●	“Nasdaq” refers to the Nasdaq Capital Market;
●	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Separation” refers to a series of transactions by Inpixon and certain of Inpixon’s subsidiaries as result of which Inpixon’s Enterprise Apps Business is held by Legacy CXApp and its subsidiaries and is separated from the remainder of Inpixon’s businesses, on the terms and subject to the conditions of the Separation and Distribution Agreement;
●	“Separation and Distribution Agreement” refers to the Separation and Distribution Agreement, dated as of September 25, 2022, by and among Inpixon, Design Reactor, Legacy CXApp and KINS, as amended and modified from time to time;
●	“Sponsor” refers to KINS Capital, LLC, a Delaware limited liability company;
●	“Sponsor Support Agreement” refers to that certain Sponsor Support Agreement, dated as of September 25, 2022, by and among the Sponsor, KINS and Legacy CXApp, as amended and modified from time to time.
●	“Tax Matters Agreement” refers to the Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp; and
●	“Transition Services Agreement” refers to the Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” the “Company”or “CXApp” are to CXApp Inc., a Delaware corporation, and its subsidiaries. References to our “management” or our “management team” refer to our officers and directors.

Item 1.Business.

Overview

CXApp’s platform is a workplace experience platform for enterprise customers. Our technologies and solutions help enterprise customers deliver a comprehensive business journey in a work ‘from-anywhere’ world for employees, partners, customers and visitors. CXApp offers native mapping, analytics, on-device positioning (or ODP) and applications technologies that aim to bring people together.

Our customers use our enterprise solutions in a variety of ways, including, but not limited to, workplace experience, employee engagement, desk and meeting room reservations, workplace analytics, occupancy management, content delivery, corporate communications and notifications, event management, live indoor mapping, wayfinding and navigation.

Our enterprise app platform is the intersection of technology, intelligence, automation and experience for today’s hybrid workplace and the workplace of the future.

Corporate Strategy

The office, now, is everywhere. We believe that giving employees and teams the ability to manage different types of ‘office scenarios’ from their personal device will be the dominating path forward for a lot of companies.

We believe mobile apps are the only technology that can clearly communicate with employees, other technologies, and physical spaces. Enterprise organizations are considering mobile apps imperative for the successful management of distributed workforces, and the changing office landscape. Over the next five years, we believe all enterprise organizations will be using a mobile app to manage their workplace experience initiatives.

We believe CXApp is uniquely positioned as the connection point of hybrid workplace models — bringing people together through a workplace experience app that helps companies build a more meaningful and productive work experience. We put key technologies, employee engagement initiatives, workplace automation and best practices into action with a comprehensive approach to the workplace — so employees and operations can make faster, reliable, data-driven decisions that influence performance and improve productivity.

Through our strategic growth model, we aim to connect every experience in the workplace with the CXApp platform no matter who you are, where you are, or what you’re doing.

Business Model

The CXApp workplace solution is a SaaS product for enterprise organizations, distributing a mobile app to all employees within the organization. It includes a content management system (or CMS) so customers can adjust configurations for their workplace settings autonomously and spontaneously.

Our pricing structure consists of recurring software fees as well as a professional service fee to setup and deploy a new location or campus, including digitized maps and configurations at the global and regional level.

Technology Overview

CXApp’s platform is a comprehensive workplace experience solution, helping customers drive engagement across their global workforce by introducing a mobile-first mindset to everyday interactions and business needs. We bring workplace experience initiatives together in one hassle-free system so customers don’t have to host, manage, support or maintain. We believe this results in low cost, low overhead and easy maintenance.

●	The benefits of our technology platform include but are not limited to:
●	Our platform is built on a SaaS model with off-the-shelf product and services requiring minimal customization.
●	Multiple uses, features, technology and partners are all pulled into one platform, creating a central hub.
●	Regular updates, ongoing enhancements and maintenance are performed to ensure all customer apps are built with industry best practices.
●	All customer apps are hosted in an exclusive cloud instance for increased security and reliability.
●	Each customer has access to their own content management system compliance and authentication, built into the platform.
●	The iOS mobile app is natively built with the latest version Swift framework.
●	The AndroidX mobile app is natively built with the latest version AndroidX framework.
●	Security and data privacy protocols are compliant with the EU General Data Protection Regulation and have an ISO 27001 certification.
●	Additional security clearances include SSL/TLS 1.2 for Google App Engine, AES256 bit Advanced Encryption and Google Cloud Key Store.

Products and Services

Our workplace experience solution is a software-as-a-service (or SaaS) platform for the enterprise. Our technology platform delivers the following core components that work in combination to deliver an incredible experience for companies around the world.

●	Workplace Experience — Our workplace experience solution enhances employee experience by providing organizations with a holistic, location-aware, customer-branded employee app for a more connected workplace. This solution helps organizations provide a frictionless work environment to employees with features such as: hot desk and room booking, indoor navigation with turn-by-turn directions on a digital map, company-wide news feeds, an in-app company directory of colleagues and workplace amenities, as well as bookable opportunities and experiences. Our clients include facilities teams solving space utilization challenges, workplace operations teams building incredible experiences for employees and IT teams focused on streamlining their tech stacks to boost productivity and efficiency.
●	Hybrid Meeting — Our executive briefing solution helps enterprise organization create high-touch, high-value, and personalize customer journeys for in-office, remote and hybrid meetings. Our hybrid solution offering streamlines multi-point customer experiences through one environment with support for multiple meetings and diversified locations, agendas for single or multi-day uses, and customizable components for every customer briefing program.
●	Hybrid Events — Our hybrid event solution provides both mobile app and virtual event capabilities to connect tens of thousands of remote and in-person audiences through a fully branded, end-to-end event journey. Our hybrid event platform can host multiple events for enterprise organizations and support ongoing event engagement touchpoints to attendees before, during, and after the event through features such as customizable agendas, real-time activity feeds, instant notifications and more.
●	Mapping Solutions — Our indoor mapping solution helps enterprise organizations add intelligence to complex indoor spaces by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments. Indoor mapping is integral to supporting location-aware, “internet of things” (or IoT) enabled smart office touchpoints or devices within the customer’s premises. Developers use our mapping solution to bring indoor maps to apps, enabling multiple uses with a single set of maps. This product is intended to serve as a digital twin of a physical space facilitates and can be used for facility management, security, customer or worker experiences, asset tracking and more.

●	Analytics Dashboard — Our robust cloud-based analytics dashboards give enterprise organizations insights into how real estate, technology and people interact across the workplace, so they can make business decisions to unlock savings, improve employee experience or optimize services. With our analytics platform, we allow data from multiple sensors and data sources (third party sensors, native mapping solutions and data) to be visualized for action by workplace operations teams.
●	On-Device Positioning (or ODP) — Our on-device positioning technology, commonly known as “blue dot”, enables powerful location-based uses and builds upon our mapping offering to give enterprises clients a seamless way to provide navigation assistance within a venue (workplace, event show floor etc.). Our solution displays a user’s precise location and runs on a smartphone, smartwatch or other IoT wearable device and can operate without the internet.

Product Roadmap and Enhancements

Our ability to adapt to technological advancements within our industry is critical to our long-term success and growth. As a result, our executive management must continuously work to ensure that it remains informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, we have multi-year product roadmap development plans which include activities related to expanding the use of augmented reality (or AR) and 3D mapping, new integrations with our partners to connect enterprise services to our app, changes to our desk booking solution to allow faster and more informed decision making by the user and improving our on-device positioning solutions and other initiatives described below.

●	Positioning Innovation Powered by Machine Learning — We are expanding our use of machine learning and neural networks to improve positioning accuracy, reliability and range for our positioning and mapping. These improvements will impact our on-device positioning technology used to provide an indoor blue dot for enterprise customers. Following these enhancements, we believe our products should be able to assist in providing predictive, more accurate, bidirectional location information to secure and optimize our deployments using hardware that includes iOS and Android smartphones, IoT sensors, access points or BLE beacons. In addition, we are implementing predictive AI models across our workplace experience platform to provide more actionable insights to our customers on their indoor spaces and how these spaces are being utilized. We expect certain product enhancements related to these initiatives to be released in the first half of 2023, however, this is continuously evolving technology and we would expect to continue to allocate resources to additional development initiatives over the coming years.
●	Mapping and Digital Twin — Our advanced mapping platform is built with a set of developer tools to power an infinite number of experiences across multiple platforms. We are researching and evaluating ways in which laser imaging, detection, and ranging (or LIDAR) research and technology can aid map development and points of interest (or POI) location in a deployment. We believe leveraging these technologies in our mapping platform will allow us to explore new navigation uses, applications for deployment of assets and possibilities for optimization in manufacturing and office environments. These enhancements to our mapping platform are part of a longer-term roadmap initiative which may require allocation of resources over the next 12-36 months. Initiatives over the next twelve months for these activities are anticipated to be focused on research and the development of a prototype.
●	App — With the addition of our on-device positioning technology and the expanding usage of apps in the workplace, particularly campus-style and large building environments, we are continuously evaluating ways to improve our app capabilities, including by enhancing our software development kits (or SDKs) and adding new functionality or features to support integration with workplace systems and tools. Our application programming interface (or API) and SDK integrations with customers that provide conferencing, collaboration, delivery, secure lockers, access control, parking and IoT management are key differentiators that we believe make our app the gateway for our customers. We have several planned releases over the next 12 months in furtherance of these initiatives.
●	Analytics and Insights — We provide data science analytics in the cloud, along with specially optimized algorithms that are intended to increase usability of the data we collect for our customers. We have released a beta version of our software with additional analytics capabilities and expect to release a general availability version before the end of the first quarter of 2023. In the future, we would look to expand this offering, with the goal of allowing customers to export data to internal business intelligence systems and to upload additional datasets that might include security systems, or occupancy information. Our plan is for our system to deliver data reporting and visualizations to the user combining these data sources.

●	Augmented Reality (or AR) and 3D — Our augmented reality SDKs will allow businesses to easily scan a space and subsequently attach AR content persistently to any position in the world. AR technologies may be used to both display and capture spatial data that can be overlaid with the rich, profile-based maps in our CMS. The use of AR technologies will help in connection with the application of visual asset tracking use cases without beacons, digital twin creation and applications for the metaverse or other applications. Our AR roadmap initiatives are anticipated to be implemented over the course of a multiyear plan.

We expect that we will have sufficient funding for planned initiatives on our product roadmap over the next twelve months, however, we expect that additional funding may be required in connection with certain of the longer term, multi-year development initiatives on the roadmap.

Industry Background

Around 2009, we saw digital transformation initiatives begin to impact the corporate workplace, manifesting across components such as conference room signage, room booking, next-gen intranets, and transparent communications. Technology offered an easy way to begin to integrate these elements into the workplace.

Companies were slowly moving towards flexible work models, desk booking and sensor integrations. But timelines for digital workplace transformation were expedited during the pandemic. Since more people were ‘stuck at home’ during this timeframe, especially in the corporate sector, workplace tools emerged to satisfy niche uses.

As more third party platforms were introduced to the workplace ecosystem, data, information, and experiences became increasingly siloed. Now, mobile apps are proving to be the main connection point to plug into multiple platforms and bring every experience into one mobile command center. As the workplace and common workday interactions become more accessible and tied together through a single mobile app, we’re seeing efficiencies across workplace experience, boosts in productivity, reduced overhead, and increased insights into key workplace initiatives.

As more tools and systems connect together, comprehensive workplace analytics will become crucial for job roles such as corporate real estate, facilities, and even human resources as they’ll be able to glean cross-platform, actionable insights that impact spaces, technology, and the people that use them.

As we move towards new versions of the workplace, post-pandemic, analysts and industry experts believe hybrid work will remain, but each company will be responsible for defining and managing their own protocols, expectations, and operating ratios. We see a fruitful opportunity where workplace technology apps are significantly growing as more companies adopt this technology to manage hybrid workplaces and bring distributed teams together.

Trends

We have observed that companies want employees back in the office 3-5 days a week, but employees need more engagement to bring them back in the post-pandemic environment. Pressing issues and considerations include disinterest in ‘the purpose’ of the office, uncertainty of colleague’s in-office status, a growing inequity of the hybrid work model, apprehension of densely occupied places, and overall disengagement from employees.

There are things real estate, operations, workplace experience, IT teams and cross-functional groups can do to set-up the workplace for success such as increasing communication, automating interactions, and having better insights into how space is being utilized. This means investment in IoT, mobility, and cloud solutions to keep the people and technology in the new workplace connected.

As teams continue to re-enter the post-pandemic workplace in phases and at reduced capacities, we believe a mobile app is more relevant than ever, as a connection point for an increasingly distributed workforce.

We believe trends that work in our favor include:

●	Heavy and Complex Tech Stacks. As more technologies come online to fulfill niche uses, the market becomes saturated, and employees and operations personnel are inundated with app overload, heavy and somewhat complex tech stacks, and increased expenses. Our one-app approach and open ecosystem uniquely position CXApp as a one-stop shop for workplace experience, tying multiple uses together.

●	Incomplete and Inaccurate Occupancies. With a hybrid model, desks are no longer a 1:1 ratio leading to confusion around who is sitting where and when. With point-solutions, companies can wind up with ghost bookings, double-bookings, or gaps across core collaboration capabilities for teams. Our native desk booking and room reservation technology support advanced reservation, hot-desking or on-demand reservations, team insights, and integration with sensors to always provide the most accurate inventory.
●	Changing Spaces and Places. The average corporate campus encompasses dozens, if not hundreds, of points of interest — including workstations, conference rooms, dining areas, lobbies, offices, fitness studios and collaboration zones. With a hybrid work setting, space has become more flexible and some areas are no longer fixed points of interests. Spaces can easily be reconfigured to serve a better purpose if they’re being underutilized. There is no longer a ‘normal workday’ where employees show up to the same cube on the same floor and eat at the same café. It’s become a scramble. We believe our mapping solution and blue dot capabilities make it easier for employees to navigate changing workplace environments and easily locate new desks, new spaces, and find people while on-the-go.

The new world of work is a combination of technologies shaped by physical, virtual, and augmented experiences that make up the how, when, where, and sometimes why we show up. Offices, now, are considered innovation hubs and collaboration centers that attract and connect talent and inspire innovation.

We believe successful organizations will turn to mobile apps to welcome employees back to the office, manage expectations, better support a hybrid work model, enable data-informed decisions, and deliver excellent experiences to employees.

Market Size

In its Digital Workplace Market Size & Trends Report, 2030, the global digital workplace market size was valued by the research company Grand View Research (based in San Francisco, CA) at $27.33 billion in 2021 and is expected by Grand View Research to expand at a compound annual growth rate (or CAGR) of 22.3% from 2022 to 2030. Grand View Research believes that the current growth in this market can be attributed to the increased digitalization, increasing demand for desktop-as-a-service, and growing demand for employees for greater flexibility in terms of work-life balance. With the outbreak of the COVID-19 pandemic, businesses have shifted to remote working and transformed their technologies to create a digital workplace to ensure business continuity.

In its Global Virtual Events Market Size & Share Report, 2030, the global virtual events market size was valued by Grand View Research at $114.12 billion in 2021 and is anticipated by Grand View Research to expand at a CAGR of 21.4% from 2022 to 2030. Grand View Research anticipates that the widespread use of collaboration and communication tools in various industries and industry verticals, including retail & e-commerce, healthcare, manufacturing, construction, and education, among others, will boost the market growth during the forecast period.

In its Global Market for Workplace Experience Apps Report, 2020 to 2025, the global workplace experience apps market in the commercial office space was estimated by the research company Memoori (based in Saltsjö-boo, Sweden) at $406 million in 2020, and is expected by Memoori to rise to $988 million by 2025, growing at a rate of 19% CAGR.

The occupancy analytics market in the commercial office space (for systems sales) was estimated by Memoori at $2.17 billion in 2019, and is expected by Memoori to rise to $5.73 billion by 2024, growing at a rate of 21.5% CAGR. We estimate that the workplace experience apps market is around 15% of this overall occupancy analytics market.

Growth Strategy

Since our core workplace product’s inception in 2017, our go to market strategy was direct to customer focusing on the Fortune 3000 enterprise space. This has benefited us by acquiring customers from the Fortune 500 across financial services, media and software industries, allowing us to emerge in what we believe is a leadership role for enterprise companies looking for workplace technology.

We also established a technology partner program that we believe is strong and has served us well. As of today, we have more than 75 partners, including, but not limited to digital lockers, sensors and single sign-on (or SSO) platforms, which allows us to offer seamless integration and workflow for delivering a holistic employee experience application.

Part of our future growth strategy includes, but is not limited to, the following strategic initiatives:

●	Continue to grow our native development roadmap to align with market trends and new features to support companies and industries going through digital transformation and hybrid workforce models.
●	Take our existing direct sales team and expand into new verticals.
●	Continue to grow our foundational channel partner program to forge mutual relationship between other workplace technologies that want to become integrators and/or resellers.
●	Build a robust sales and marketing roadmap to increase awareness and open channel opportunities, program opportunities and cross-marketing opportunities with existing industry associations and organizations to become thought leaders and trusted advisors in the work tech sector.

Research and Development Expenses

Our research and development (R&D) activities have primarily been focused on enhancing our workplace app and mapping platform with additional features and capabilities to strengthen the total offering of our workplace solutions. In addition, we have allocated development resources to integrating our recently acquired technologies with our existing solutions, such as integrating our mapping and app platform, and incorporating “on device” positioning and analytics capabilities within our platform. Our management believes that we must continue to dedicate a significant number of resources to research and development efforts to maintain a competitive position in the market. Our products intersect many emerging fields including AI, the metaverse, augmented reality and space management, and we plan to continue to innovate and patent new methods to solve problems for our customers. While our R&D expenses have historically exceeded our revenues, we anticipate R&D expenses will grow at a slower rate than our revenue, however, we may need additional funding to support our planned R&D activities after the next 12 months or if we decide to accelerate the time to availability for planned development activities to grow faster or meet customer demand. For more information see “Item 1. Business  — Product Roadmap and Enhancements.”

Sales and Marketing

We utilize direct sales and marketing through sales representatives, who are compensated with a base salary and, in certain instances, may participate in incentive plans such as commissions or bonuses. To generate demand for our products and services, we utilize account-based marketing initiatives, lead gen and demand gen programs, tradeshows, webinars and other direct and indirect marketing activities to reach our target audience. Additionally, we have dedicated resources to support and grow our business through strategic channel and technology partner opportunities.

Our products are primarily sold on a recurring SaaS license model along with one-time implementation costs (for professional services). The SaaS model is typically for a multi-year contract and includes maintenance upgrades. It is common for our customers to expand our products to additional locations as well as implement new features resulting in additional revenue potential.

Customers

We believe in a unified workplace where employees have on-demand access to real-time communications, collaboration and contextual experiences in one app — from employee to employee, building to building, campus to campus. Customers use the CXApp platform to streamline operations in a single mobile app platform to deliver the best possible experience to employees whether they are on-site, in-person and everywhere in between.

We believe our unique approach to workplace apps offers customers a feature-rich, white label experience allowing the in-app experience to reflect each customer’s distinct business goals and brand identity. We go beyond point-solutions, offering a robust product that serves multiple uses backed by native applications, technology partner integrations and workplace analytics that help employees and operations make data-informed decisions.

Our customers include Fortune 1000 enterprises primarily in the United States with deployments globally across industries, including, but not limited to software/technology, financial services, next-gen auto manufacturing, entertainment and life science companies. A list of customers is available on our website at www.cxapp.com.

Competition, Strengths, and Differentiation

For our workplace experience app, events and executive briefing center products we compete with companies such as Eptura, Modo Labs, HqO, Robin Powered and Comfy. For our mapping product, we compete with companies such as MappedIn, Mapwize and Esri. For our events product, we compete with companies such as Cvent, Double Dutch and Event Base.

We believe we offer a unique and differentiated approach to the market with our workplace experience app that our competition is currently not positioned/not capable of servicing, as described below.

●	One App. We understand today’s workplace is a collection of spaces, people, activity-based work, virtual and physical interactions, culture, experiences and the technology that binds them. CXApp has built a mobile command center through a single workplace app that helps enterprise companies build culture, foster innovation, empower employees, and create equitable experiences for a distributed workforce.
●	Delivering On Experience. The CXApp platform is the connection point for every employee across your workforce. We have built a culture around workplace experience and help companies deliver that experience direct to employees to help attract and retain top talent, keep employees engaged and invested in company culture, and support them through a hybrid workforce model that is easy to navigate and easy to use.
●	Comprehensive Uses. The CXApp technology supports a multitude of uses for enterprise organization including, but not limited to, workplace experience, mapping, meeting room reservations, desk booking, campus directories, navigation, facility management, analytics and security, across numerous industries in both the private and public sector.
●	Growing Ecosystem. With a strong partner ecosystem and broad product integrations (Slack, Zoom, Office365, G-suite, Okta, ServiceNow, etc.) our smart office app serves as the gateway to corporate communications and productivity portfolio. We have over 75 partner integrations and collaborative approach to creating a workplace ecosystem that helps customers streamline their technology stack and reduce app overload.
●	Scalable Solution. We are built to support customers’ expanding needs and uses. Our solution allows for employee growth and can aid on-boarding and employee orientation. We make it easy to add campus locations around the globe as our clients expand their workforce.
●	Technology-agnostic. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third-party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolescence. APIs make it possible to move data in and out of our platform. Our SDKs enable developers to build new apps or to integrate location data into their existing mobile apps, websites or kiosks.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements and other contractual rights. We do not believe that our proprietary technology is dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. Our patent portfolio offers protections including detecting objects and positioning in a 3D environment, indoor navigation with sensor fusion, wireless signal fingerprinting, source-based anonymity and time synchronization methods.

In connection with the terms of the Separation and Distribution Agreement, each of Inpixon and CXApp have granted the other party a limited worldwide, non-exclusive, irrevocable, royalty free, fully paid up, perpetual, non-exclusive license (the “Licensee”) to use, practice and otherwise exploit such intellectual property (with certain exceptions) that is owned, controlled or purported to be owned or controlled by the other party (the “Licensor”) to the extent used, practiced or otherwise exploited in the business of the Licensee during the twelve (12) months prior to the Distribution Time or is reasonably anticipated to be used after the Distribution Time based on the written business or product plans existing as of the Distribution Time, solely for the conduct of any business of the Licensee as conducted on or prior to the Distribution Time and reasonably anticipated extension or evolutions thereof that are not substitutes for any product or service of the Licensor as of the Distribution Time.

As of this time, and notwithstanding the license granted under the Separation and Distribution Agreement, we do not anticipate that any of our products and technologies will require reliance on any intellectual property retained by Inpixon.

Government Regulation

In general, we are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition.

Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations. To date, compliance with these regulations has not been financially burdensome.

Human Capital

As of March 20, 2023, there are 87 employees, including 3 management personnel, 8 sales personnel, 2 marketing personnel, 32 technical and engineering personnel, 32 customer service personnel and 10 finance, legal, human resource and other administration personnel.

Corporate History

On March 16, 1998, Design Reactor, Inc. (“Design Reactor”), Legacy CXApp’s operating subsidiary, was incorporated in California as a statutory close corporation.

On June 22, 2001, Smart Medium, Inc., a California corporation was merged into Design Reactor.

On April 30, 2021, Inpixon acquired over 99.9% of the outstanding capital stock of Design Reactor pursuant to the terms of a stock purchase agreement from various sellers party thereto. On May 10, 2021, Inpixon acquired the remaining interest of Design Reactor and now own 100% of the outstanding capital stock of Design Reactor.

Following its acquisition of Design Reactor, Inpixon combined Design Reactor’s business with the following businesses:

●	Certain technology and intellectual property, including patents, related to the analytics business acquired by Inpixon, through Inpixon Canada as purchaser, in connection with its acquisition of all of the issued and outstanding capital stock of Locality Systems Inc. on May 21, 2019.
●	Inpixon’s mapping product, which Inpixon acquired in connection with the acquisition of Jibestream, Inc. on August 15, 2019, and which was amalgamated into Inpixon Canada (as defined below) on January 1, 2020.
●	Inpixon’s suite of on-device “blue-dot” indoor location and motion technologies, including patents, trademarks, software and related intellectual property, which Inpixon acquired from Ten Degrees Inc., Ten Degrees International Limited (“TDIL”), mCube International Limited (“MCI”), the holder of a majority of the outstanding capital of TDIL, and mCube, Inc., the sole stockholder of 100% of the outstanding capital stock of MCI, on August 19, 2020.
●	Certain computer vision, robust localization, large-scale navigation, mapping and 3D reconstruction technologies (collectively, the “AR Technology”), the intellectual property and patent applications underlying the AR Technology, Inpixon acquired in connection with its acquisition of substantially all of the assets of Visualix GmbH i.L. (the “Visualix”) via an asset purchase agreement with Visualix, its founders and Future Energy Ventures Management GmbH on April 23, 2021.

Legacy CXApp was incorporated under the laws of the State of Delaware on September 19, 2022, specifically for the purpose of effecting the Separation and was a wholly-owned subsidiary of Inpixon. Legacy CXApp has not carried on any activities to date, except for activities incidental to its formation and activities undertaken in connection with the transactions. Pursuant to the Separation and Distribution Agreement, (i) Inpixon undertook a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the Enterprise Apps Business to Legacy CXApp in the Separation and (ii) immediately prior to the Merger and after the Separation, Inpixon distributed 100% of the outstanding shares of CXApp common stock to Inpixon securityholders in the Distribution.

On March 14, 2023, pursuant to the Merger Agreement, a business combination between KINS and Legacy CXApp was effectuated through the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving as the surviving company and as a wholly-owned subsidiary of KINS. KINS subsequently changed its name to CXApp, and shares of CXApp Class A common stock began trading on the Nasdaq on March 15, 2023.

Corporate Information

We have four operating subsidiaries: (i) Legacy CXApp, a Delaware corporation, 100% of the capital stock of which is owned by CXApp, (ii) Design Reactor, Inc., a California corporation (“Design Reactor”), 100% of the capital stock of which is owned by Legacy CXApp; (iii) Inpixon Canada, Inc., a British Columbia corporation, based in Coquitlam, British Columbia (“Inpixon Canada”), 100% of the capital stock of which is owned by Design Reactor; and (iv) Inpixon Philippines, Inc., a Philippines corporation (“Inpixon Philippines”), 99.97% of the capital stock of which is owned by Design Reactor.

Our principal executive offices are located at Four Palo Alto Square, Suite 200, 3000 El Camino Real, Palo Alto, CA 94306. Our Canadian subsidiary maintains offices in Toronto, Ontario and our Philippines subsidiary maintains offices in Manila, Philippines. Our Internet website is www.cxapp.com. The information on, or that can be accessed through, our website is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

Item 1.A.Risk Factors.

Summary of Risk Factors

In addition to the other information contained in this Annual Report, the following risks have the potential to impact the business and operations of CXApp. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described in this Annual Report, together with the other information contained in this Annual Report. These risk factors are not exhaustive and all investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of CXApp. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us,” or “our” refer to the business of CXApp.

●	We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.
●	We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.
●	We may need additional cash financing and any failure to obtain cash financing, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
●	Our competitiveness depends significantly on our ability to keep pace with the rapid changes in our industry. Failure to anticipate and meet our customers’ technological needs could adversely affect our competitiveness and growth prospects.
●	Because we have not conducted an underwritten offering of our securities, no underwriter has conducted a due diligence review of our business, operations or financial condition or reviewed the disclosure in this Annual Report.
●	The market price of our common stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and Nasdaq, require significant resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost- effective manner. We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
●	Our historical combined financial data and pro forma financial statements are not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.

Risks Relating to our Business

We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

We have a history of operating losses and may not earn sufficient revenue to support our operations. We have incurred recurring net losses of approximately $29.2 million and $42.0 million for the fiscal years ended 2022 and 2021, respectively. Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Our operations have primarily been funded by our previous parent company with proceeds from public and private offerings of capital stock and secured and unsecured debt instruments. Based on our current business plan, we may need additional capital to support our operations, which may be satisfied with additional debt or equity financings. Future financings through equity offerings will be dilutive to existing stockholders. In addition, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could affect the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

Our corporate strategy contemplates potential future acquisitions and to the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. There can be no assurance that we would be able to accomplish such an expansion on a timely basis. If we are unable to effect any required expansion and are unable to perform our contracts on a timely and satisfactory basis, our reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect our business and financial condition.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

In order to manage our future growth, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including those who create software programs and sales professionals. Competition for personnel with skill sets specific to our industry is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new customer engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on customer engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

●	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;
●	we may find that the acquired company or technologies do not improve our market position as planned;
●	we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on our management, technical, financial and other resources;
●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
●	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence investigation or adequately adjust for in our acquisition arrangements;
●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;
●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
●	we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance or the warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may be subject to claims that we and our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any such claims or litigation. In addition, litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.

The loss of key personnel may adversely affect our operations.

Our success depends to a significant extent upon the operation, experience, and continued services of certain of our officers, and other key personnel. While our key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our key personnel could have an adverse effect on us. If certain of our executive officers were to leave we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, on our hosted cloud infrastructure or those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers on premise or host on our infrastructure involve managing and protecting confidential information and other sensitive corporate and government information. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We may enter into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have material adverse results on our business and results of operations.

We may enter into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal control and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

We have not registered copyrights on any of the software we have developed, and while we may register copyrights in the software if needed before bringing suit for copyright infringement, such registration can introduce delays before suit of over three years and can constrain damages for infringement. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute actual or potential infringement of our intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

In addition, any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain and are subject to change that can affect validity of patents issued under previous legal standards, particularly with respect to the law of subject matter eligibility. Our inability to protect our property rights could adversely affect our financial condition, operating results and growth prospects.

Our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes. We have not registered copyrights on any of the proprietary software we have developed. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. Common law protection may be narrower than that which we could obtain under registered copyrights. As a result, we may experience difficulty in enforcing our copyrights against certain third party infringements. As part of our confidentiality-protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford us little or no protection of our intellectual property. We also rely on a variety of technology that we license from third parties. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new development until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially and adversely affect our business.

The growth of our business is dependent on increasing sales to our existing customers and obtaining new customers, which, if unsuccessful, could limit our financial performance.

Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

Our competitiveness depends significantly on our ability to keep pace with the rapid changes in our industry. Failure to anticipate and meet our customers’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement solutions that anticipate and respond to rapid changes in technology, the industry, and customer needs. The introduction of new products, product enhancements and distribution methods could decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

If we are unable to sell additional products and services to our customers and increase our overall customer base, our future revenue and operating results may suffer.

Our future success depends, in part, on our ability to expand the deployment of technologies with existing customers and finding new customers to sell our products and services to. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products and services, and our ability to attract new customers, depends on a number of factors, including the perceived need for indoor mapping products and services, as well as general economic conditions. If our efforts to sell additional products and services are not successful, our business may suffer.

We operate in a highly competitive market and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

Our industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services.

Our profitability is dependent on the prices we are able to charge for our products and services. The prices we are able to charge for our products and services are affected by a number of factors, including:

●	our customers’ perceptions of our ability to add value through our products and services;
●	introduction of new products or services by us or our competitors;
●	our competitors’ pricing policies;
●	our ability to charge higher prices where market demand or the value of our products or services justifies it;
●	procurement practices of our customers; and
●	general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

A delay in the completion of our customers’ budget processes could delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

We rely on our customers to purchase products and services from us to maintain and increase our earnings, and customer purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized when anticipated or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware may disrupt our operations, harm our operating results and damage our reputation, and cyber-attacks or data protection breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in liability for us, damage our reputation or otherwise harm our business.

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

Any failures or interruptions in our services or systems could damage our reputation and substantially harm our business and results of operations.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our customers. The operations of our cloud based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

●	damage to or failure of our computer software or hardware or our connections;
●	errors in the processing of data by our systems;
●	computer viruses or software defects;
●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;
●	increased capacity demands or changes in systems requirements of our customers; and
●	errors by our employees or third-party service providers.

Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of product lines manufactured by that manufacturing partner and adversely affect our business and operating results.

Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations. While we maintain disaster recovery plans and insurance with coverage we believe to be adequate, claims may exceed insurance coverage limits, may not be covered by insurance or insurance may not continue to be available on commercially reasonable terms.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top three customers accounted for approximately 27% of our gross revenue during the years ended December 31, 2022 and 2021. One customer accounted for 11% of our gross revenue in 2022, and a separate customer accounted for 12% of our gross revenue in 2021; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

We may need additional cash financing and any failure to obtain cash financing, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

While we believe that we have sufficient cash funds to satisfy our working capital needs for the next 12 months, we expect that we may need to raise funds in order to continue our operations and implement our plans to grow our business. However, if we decide to seek additional capital, we may be unable to obtain financing on terms that are acceptable to us or at all. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.

If our products fail to satisfy customer demands or to achieve increased market acceptance our results of operations, financial condition and growth prospects could be materially adversely affected.

The market acceptance of our products are critical to our continued success. Demand for our products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and our products may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our business operations, financial results and growth prospects will be materially and adversely affected.

Defects, errors, or vulnerabilities in our products or services or the failure of such products or services to prevent a security breach, could harm our reputation and adversely affect our results of operations.

Because our location based security products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats (“APTs”) or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.

Any defects, errors or vulnerabilities in our products could result in:

●	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;
●	delayed or lost revenue;
●	loss of existing or potential customers or partners;
●	increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and
●	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future. If we do not realize significant revenue from our research and development efforts, our business and operating results could be adversely affected.

Developing products and related enhancements in our field is expensive. Investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. We may not achieve the cost savings or the anticipated performance improvements expected, and we may take longer to generate revenue from products in development, or generate less revenue than expected.

Our future plans include significant investments in research and development and related product opportunities. Our management believes that we must continue to dedicate a significant amount of resources to research and development efforts to maintain a competitive position. However, we may not receive significant revenue from these investments in the near future, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.

Global events such as the lasting impact of the COVID-19 pandemic and other general economic factors may impact our results of operations.

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have and may continue to see a continued impact of the pandemic in the deployment and implementation of our products and services as return to office initiatives remain ongoing. In addition, other global events, such as the recent military conflict between Russian and Ukraine and other general economic factors that are beyond our control beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. While we have been able to realize growth in the year ended December 31, 2022 as compared to the year ended December 31, 2021, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

Our international business exposes us to geo-political and economic factors, legal and regulatory requirements, public health and other risks associated with doing business in foreign countries.

We provide our products and services to customers worldwide. These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy.

Our international sales are also subject to local government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.

We are also subject to a number of other risks including:

●	the absence in some jurisdictions of effective laws to protect our intellectual property rights;
●	multiple and possibly overlapping and conflicting tax laws;
●	restrictions on movement of cash;
●	the burdens of complying with a variety of national and local laws;
●	political instability;
●	currency fluctuations;
●	longer payment cycles;
●	restrictions on the import and export of certain technologies;
●	price controls or restrictions on exchange of foreign currencies; and
●	trade barriers.

In addition, our international operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. With respect to political factors, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Weak economic conditions generally, sustained uncertainty about global economic conditions, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. Concerns over inflation, energy costs, geopolitical issues and the availability of credit, in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and wavering business and consumer confidence, have precipitated an economic slowdown and uncertain global outlook. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global economic recovery, we could incur significant losses.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance and supply chain economics.

As a result of changes to U.S. administrative policy, among other possible changes, there may (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China. China is currently a leading global source of hardware products, including the hardware products that we use. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People’s Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to source our hardware products and therefore our ability to manufacture our products. Our ability to manufacture our products could also be affected by economic uncertainty, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to source the components necessary to manufacture our products, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.

There is also a possibility of future tariffs, trade protection measures, import or export regulations or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. A significant trade disruption or the establishment or increase of any tariffs, trade protection measures or restrictions could result in lost sales adversely impacting our reputation and business. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business or any resulting negative sentiments towards the United States could adversely affect our supply chain economics, consolidated revenue, earnings and cash flow.

We intend to use and leverage open source technology in which may create risks of security weaknesses.

Some parts of our technology may be based on open-source technology. There is a risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to us.

We may not be able to develop new products or enhance our product to keep pace with our industry’s rapidly changing technology and customer requirements.

The industry in which we operate is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving performance and cost-effectiveness. New technologies, techniques or products could emerge that might offer better combinations of price and performance than the blockchain technology solutions that are being developed by us. It is important that we anticipate changes in technology and market demand. If we do not successfully innovate and introduce new technology into our anticipated technology solutions or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, broadly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our technology and services or limiting the growth of our markets.

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies that are used to collect, store and/or process data, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with individuals. The categories of data regulated under these laws vary widely, are often broadly defined, and subject to new applications or interpretation by regulators. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging indoor positioning analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our services and technologies or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

Some features of our services may trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (the “GDPR”), and the EU ePrivacy Directive. In addition, our services may be subject to regulation under current or future laws or regulations. For instance, the EU ePrivacy Directive is soon to be replaced in its entirety by the ePrivacy Regulation, which will bring with it an updated set of rules relevant to many aspects of our business. If our treatment of data, privacy practices or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect and/or process information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, financial penalties, audits or other liabilities in such jurisdictions, or our customers may terminate their relationships with us. In addition, data protection laws, such as the GDPR, foreign court judgments or regulatory actions could affect our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States. For instance, the GDPR restricts transfers of personal data outside of the European Economic Area, including to the United States, subject to certain requirements. Such data protection laws, judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign customers and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from individuals could be collected, processed, stored, transferred, sold or shared with third parties. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new informational, disclosure and operational requirements for companies, effective January 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection, processing, or sharing of personal and consumer information, and consumer protection could affect our customers’ utilization of our services and technology and could potentially reduce demand, or impose restrictions that make it more difficult or expensive for us to provide our services.

In addition, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield frameworks and the European Commission’s Model Contractual Clauses, each of which are currently under particular scrutiny. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain any required consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services.

Our customers utilize our services and technologies to track connected devices anonymously and we must rely on our customers to implement and administer notice and choice mechanisms required under applicable laws. If we or our customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

Any actual or perceived failure to comply with our privacy policy or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

Any failure or perceived failure to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data.

If we are perceived to cause, or are otherwise unfavorably associated with, violations of privacy or data security requirements, it may subject us or our customers to public criticism, financial penalties and potential legal liability. Existing and potential privacy laws and regulations concerning privacy and data security and increasing sensitivity of consumers to unauthorized processing of personal data may create negative public reactions to technologies, products and services such as ours. Public concerns regarding personal data processing, privacy and security may cause some of our customers’ end users to be less likely to visit their venues or otherwise interact with them. If enough end users choose not to visit our customers’ venues or otherwise interact with them, our customers could stop using our platform. This, in turn, may reduce the value of our service, and slow or eliminate the growth of our business, or cause our business to contract.

Around the world, there are numerous lawsuits in process against various technology companies that process personal information and personal data. If those lawsuits are successful, it could increase the likelihood that our company may be exposed to liability for our own policies and practices concerning the processing of personal data and could hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by laws, regulations and policies concerning privacy and data security that are applicable to the businesses of our customers may limit the use and adoption of our technologies and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our technologies. Additionally, concerns about security or privacy may result in the adoption of new legislation that restricts the implementation of technologies like ours or require us to make modifications to our existing services and technology, which could significantly limit the adoption and deployment of our technologies or result in significant expense.

We may be subject to the excise tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock on or after January 1, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376), which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchase their stock on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. The Excise Tax is expected to apply to any redemptions of our Class A common stock occurring on or after January 1, 2023, including redemptions in connection with the Business Combination, unless an exemption is available. Issuances of securities in connection with the Business Combination are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of securities redeemed may exceed the fair market value of securities issued.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 20, 2023, substantially all of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Risks Relating to Ownership of our Securities

The market price of our common stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

The trading price of our common stock, as well as our warrants, is likely to be volatile. The stock market has experienced extreme volatility in the past and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	price and volume fluctuations in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	changes in how enterprises perceive the benefits of our platform and products;

●	announcements by us or our competitors of new products, solutions or technologies or significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management or departures of key personnel;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our common stock or other securities;

●	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and

●	the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and for as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

We do not intend to pay dividends on our common stock, so any returns will be substantially limited to the value of our common stock.

We have no current plans to pay any cash dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. Our board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on our or our subsidiaries’ payment of dividends to our stockholders and such other factors as our board may deem relevant. In addition, our ability to pay dividends is limited by our indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they publish inaccurate or unfavorable research about our common stock, the stock price and trading volume of our common stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade their evaluations of our common stock, the price of our common stock could decline. If one or more of these analysts ceases to cover us, we could lose visibility in the market for our common stock, which in turn could cause our stock price or trading volume to decline.

Any future sales or offerings of our common stock may cause substantial dilution to stockholders and could cause the price of our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

Pursuant to the Insider Letter (as defined in the Sponsor Support Agreement), during the Founder Shares Lock-Up Period (as defined in the Insider Letter), KINS’ directors and executive officers will not, subject to the exceptions noted therein, sell, transfer, assign, pledge, encumber, hypothecate or similarly dispose of any shares of our common stock, or any stock options, restricted stock units, or other equity awards outstanding as of immediately following the Closing in respect of our awards outstanding immediately following the Closing. Following the expiration or waiver of the Lockup Period, such shares will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

If the stockholders to the Registration Rights Agreement, dated as of December 14, 2020, that was entered into by KINS, the Sponsor and the other parties thereto in connection with the KINS initial public offering exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Charter and Bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

●	a classified board of directors whose members serve staggered three-year terms;

●	the ability of our board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	providing that our board is expressly authorized to make, alter or repeal our bylaws; and

●	the removal of directors only for cause and only upon the affirmative vote of holders of the majority of the voting power of all of the then outstanding shares of our voting stock entitled to vote at an election of directors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides that, subject to limited exceptions, any (1) derivative action, suit or proceeding brought on behalf of us, (2) action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our director, officer or stockholder to us or our stockholders, (3) action, suit or proceeding arising pursuant to any provision of the DGCL or the Charter or the Bylaws (as either may be amended from time to time), (4) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (5) action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware; provided that, (i) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and (ii) such exclusive forum provision shall not apply to claims or causes of action brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of the Charter. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the Nasdaq, require significant resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner. We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

Legacy CXApp has previously operated as a privately owned company and expects to incur additional legal, regulatory, finance, accounting, investor relations and other administrative expenses as a result of having publicly traded common stock. In addition, we will be required under the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement specified corporate governance practices that previously did not apply to Legacy CXApp as a private company.

As a public company with equity securities listed on Nasdaq, we will need to comply with rules and regulations of the SEC and the requirements of Nasdaq. Complying with these rules, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will significantly increase our costs and expenses. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, as a public company we will incur substantial costs to obtain director and officer liability insurance policies. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

We will be required to ensure that we have the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting. The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations, and may cause reputational damage. Any of these effects could harm our business, financial condition and results of operations.

Item 1.B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our executive offices are located at Four Palo Alto Square, Suite 200, 3000 El Camino Real, Palo Alto, CA 94306 and our telephone number is 650-575-4456. The cost for this space is included in the $20,000 per month fee that we pay our Sponsor for office space, administrative and support services. We are considering other potential office spaces for our operations.

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

Item 4.Mine Safety Disclosures.

None.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

Our common stock and warrants currently trade on the Nasdaq Capital Market under the symbols “CXAI” and “CXAIW,” respectively. Prior to the consummation of the Business Combination, KINS’ Class A common stock and redeemable warrants that were separated traded on the Nasdaq Capital Market under the symbols “KINZ” and “KINZW” respectively.

(b)Holders

As of March 20, 2023, there were approximately 44 holders of record of our shares of Class A common stock, approximately 45 holders of record of shares of Class C common stock and approximately six holders of record of our redeemable warrants.

(c)Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying combined carve-out financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and “Item 1A. Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to the financial results of Design Reactor, Inc. and subsidiaries, for the years ended December 31, 2022, and December 31, 2021. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Design Reactor, Inc. and subsidiaries and its affiliates. The terms defined in this section shall have the meaning ascribed to it in this section only. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in millions.

Overview of Our Business

Design Reactor, Inc. and subsidiaries is in the business of delivering a workplace experience platform for enterprise customers. Our technologies and solutions help enterprise customers deliver a comprehensive business journey in a work ‘from-anywhere’ world for employees, partners, customers and visitors. We offer native mapping, analytics, on-device positioning (or ODP) and applications technologies that aim to bring people together.

Our customers use our enterprise solutions in a variety of ways, including, but not limited to, workplace experience, employee engagement, desk and meeting room reservations, workplace analytics, occupancy management, content delivery, corporate communications and notifications, event management, live indoor mapping, wayfinding and navigation.

Our enterprise app platform is the intersection of technology, intelligence, automation and experience for today’s hybrid workplace and the workplace of the future.

Prior to the closing of the Business Combination, Design Reactor, Inc. and subsidiaries were wholly owned subsidiary of Inpixon (“Inpixon”) and the Company’s financial statements consist of Design Reactor, Inpixon Canada, Inpixon Philippines and select assets, liabilities, revenues and expenses of Inpixon and Inpixon India (collectively the “Company,” “we,” “us” or “our”), show the historical combined carve-out financial position, results of operations, changes in net investment and cash flows of the Company and should be read in conjunction with the accompanying notes thereto. The Company’s combined carve-out financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of future results of the Company.

The combined carve-out operating results of the Company have been specifically identified based on the Company’s existing divisional organization. The majority of the assets and liabilities of the Company have been identified based on the existing divisional structure. The historical costs and expenses reflected in the Company’s financial statements include an allocation for certain corporate and shared service functions. Management believes the assumptions underlying our combined carve-out financial statements are reasonable. Nevertheless, our combined carve-out financial statements may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows.

Recent Events

The Business Combination

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”), was entered into by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (“KINS”), CXApp Holding Corp., a Delaware corporation and newly formed wholly-owned subsidiary of Inpixon (“CXApp”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) in exchange for the issuance of shares of KINS capital stock valued at $69 million (the “Business Combination”). The transaction closed on March 14, 2023.

Immediately prior to the Merger and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, (the “Separation Agreement”), and other ancillary conveyance documents, Inpixon, among other things and on the terms and subject to the conditions of the Separation Agreement, transferred the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the "Reorganization"). Following the Reorganization, Inpixon distributed 100% of the common stock of CXApp, par value $0.00001, to certain holders of Inpixon securities as of the record date (the “Spin-Off”).

Immediately following the Spin-Off, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into CXApp (the “Merger”), with CXApp continuing as the surviving company and as a wholly-owned subsidiary of KINS.

The Merger Agreement, along with the Separation and Distribution Agreement and the other transaction documents entered into in connection therewith, provided for, among other things, the consummation of the following transactions: (i) Inpixon transferred the Enterprise Apps Business (the “Separation”) to its wholly-owned subsidiary, CXApp, and contributed approximately $4 million in additional cash so that CXApp would have a minimum of $10 million in cash and cash equivalents as of the closing of the Business Combination before deduction of expenses (the “Cash Contribution”), (ii) following the Separation, Inpixon distributed 100% of the shares of CXApp Common Stock to Inpixon securityholders by way of the Distribution and (iii) following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties consummated the Merger. The Separation, Distribution and Merger were intended to qualify as “tax-free” transactions.

At the time the Business Combination was effected (the “Closing”), the outstanding shares of CXApp Common Stock after the Distribution and immediately prior to the effective time of the Merger were converted into an aggregate of 7,035,000 shares of KINS Common Stock which was issued to Inpixon securityholders, subject to adjustment. Each holder’s aggregate merger consideration consisted of approximately 22% KINS Class A Common Stock and approximately 78% KINS Class C Common Stock.

Accounting Treatment for the Business Combination

The Business Combination will be accounted for using the acquisition method (as a forward merger), with goodwill and other identifiable intangible assets recorded in accordance with GAAP, as applicable. Under this method of accounting, CXApp is treated as the “acquired” company for financial reporting purposes. KINS has been determined to be the accounting acquirer because KINS maintains control of the Board of Directors and management of the combined company.

Key Factors Affecting Design Reactor’s Results of Operations

Our financial position and results of operations depend to a significant extent on the following factors:

Customer Base

Our customer base is currently operating within approximately 17 different industries, including approximately 24% in software and technology, 24% in healthcare and 20% in retail. Approximately 85% of our customers are headquartered in the United States; however, our products are deployed across more than 400 customer campuses located in approximately 240 cities and over 55 countries throughout the world.

Our management uses key metrics such as total revenue growth, recurring and non-recurring revenue, existing customer expansion rates, number of customer campuses (which management believes is a more meaningful metric to measure performance than total number of customers), and churn rates to measure customer growth and market penetration. The CXApp carve-out financials show that our revenue has increased from approximately $6.4M for the twelve-month period ending December 2021 to approximately $8.5M for the twelve-month period ending December 31, 2022 (which was as a result of a full year of the acquisition of Design Reactor in April 2021). Approximately 65% of the Company’s revenue was recurring in 2022 and approximately 53% was recurring in 2021. Approximately 40% of our customers have expanded to add additional revenue opportunities with new campuses, features, or integrations within twelve months of initial deployment and we have an average quarterly customer churn rate of less than 5% for the twelve months ended December 31, 2022.

Our ability to increase revenues from existing customers by identifying additional opportunities to sell more of our products and services and our ability to obtain new customers depends on a number of factors, including our ability to offer high quality products and services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing customers or to obtain new customers in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

Our top three customers accounted for approximately 27% of our gross revenue during each of the years ended December 31, 2022 and 2021. One customer accounted for 11% of our gross revenue in 2022 and a separate customer accounted for 12% in 2021; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Competition

Our industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services.

Our profitability is dependent on the prices we are able to charge for our products and services. The prices we are able to charge for our products and services are affected by a number of factors, including:

●our customers’ perceptions of our ability to add value through our products and services;

●introduction of new products or services by us or our competitors;

●our competitors’ pricing policies;

●our ability to charge higher prices where market demand or the value of our products or services justifies it;

●procurement practices of our customers; and

●general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

Research and Development

Our future plans include investments in research and development and related product opportunities. Our management believes that we must continue to dedicate resources to research and development efforts to maintain a competitive position. However, if we do not receive significant revenue from these investments, if the investments don’t yield expected benefits or if we don’t have the needed funding to invest in the technology, our results of operations could be adversely impacted.

Pandemic and World Environment

Our business has been impacted by the COVID-19 pandemic and general macroeconomic conditions and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience impact in the demand of certain products and delays in certain projects and customer orders either because of customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology. If we are unable to successfully respond and manage the impact of the pandemic, and the resulting responses to it, our business, operations, financial condition and results of operations could be adversely impacted.

Components of Results of Operations

Revenues

The Company derives revenue from software as a service, design, deployment and implementation services for its enterprise apps business.

Cost of Revenues

Cost of revenues includes the direct costs to deliver the services including labor, overhead, hardware and shipping and freight costs.

Gross Profit

Gross profit, calculated as revenues less costs of revenues, may vary between periods and is primarily affected by various factors including average selling prices, product costs, product mix, customer mix, and production volumes.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs.

Other Income (expense)

Other income (expense) consists primarily of interest expense.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021. This data should be read together with our financial statements and related notes included elsewhere in this registration statement, and is qualified in its entirety by reference to such financial statements and related notes in this Report.

	For the Years Ended December 31
	2022		2021
		% of		% of
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues	$ Change	% Change*
Revenues	$8,470	100%	$6,368	100%	$2,102	33%
Cost of revenues	2,064	24%	1,646	26%	418	25%
Gross profit	6,406	76%	4,722	74%	1,684	36%
Operating expenses	35,431	418%	49,225	773%	(13,794)	(28)%
Loss from operations	(29,025)	(343)%	(44,503)	(699)%	15,478	(35)%
Other income (expense)	3	—%	1	—%	2	200%
Income tax provision	(153)	(2)%	2,527	40%	(2,680)	106%
Net loss	$(29,175)	(344)%	$(41,975)	(659)%	12,800	(30)%
*

Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

Revenues for the year ended December 31, 2022 were $8.5 million, compared to $6.4 million for the comparable period in the prior year for an increase of approximately $2.1 million, or approximately 33%. This increase is primarily the result of the inclusion of a full twelve months of revenue received from smart offie app sales in 2022 as compared to only 8 months of mobile apps sales in 2021 following the acquisition of Design Reactor in 2021.

Gross Margin

Cost of revenues for the year ended December 31, 2022 were $2.1 million compared to $1.6 million for the comparable period in the prior year. This increase in cost of revenues of approximately $0.4 million, or approximately 25%, was primarily attributable to higher hosting fees and costs associated with the sale of professional services as a result of increased CXApp product line sales during the year.

The gross profit margin for the year ended December 31, 2022 was 76% compared to 74% for the year ended December 31, 2021. This increased margin is primarily due to more smart office app sales in 2022 vs. 2021 which has higher overall gross margins.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $35.4 million and $49.2 million for the comparable period ended December 31, 2021. Of this $13.8 million decrease, there was a decrease of $6.4 million in impairment of goodwill, decrease of $9.4 million for the change in earnout expense, decrease of $2.5 million of stock based compensation offset by an increase of approximately $2.9 million that is attributable to increased operating expenses primarily due to actions taken to consummate the CXApp- acquisition, increased unrealized foreign exchange loss of $1.4 million and an approximate $0.2 million increase in sales and marketing expenses. With the Company’s current liquidity position, the Company has taken steps to reduce operating expenses. Going forward CXApp expects lower acquisition/financing transaction costs, unrealized losses, lower compensation as a result of headcount reductions in Q4 2022 and Q1 2023, as well as lower professional fees and insurance expenses.

Loss From Operations

Loss from operations for the year ended December 31, 2022 was $29.0 million as compared to $44.5 million for the comparable period in the prior year. This decrease in loss of $15.5 million is primarily attributable to decreased operating expenses of $13.8 million as detailed above plus the increased gross profit margin of approximately $1.7 million.

Other Income/(Expense)

Other income/expense for the years ended December 31, 2022 and 2021 were income of approximately $0.03 million and $0.01 million, respectively, and the difference was immaterial.

Provision for Income Taxes

There was an income tax loss of $0.2 million for the year ended December 31, 2022 and an income tax benefit of approximately $2.5 million for the year ended December 31, 2021. The net income tax benefit for the year ended December 31, 2021 is related to a deferred tax benefit from the release of a valuation allowance following the acquisition of intangibles of Design Reactor.

Net Loss

Net loss for the year ended December 31, 2022 was $29.2 million, compared to $42.0 million for the comparable period in the prior year. This decrease in loss of approximately $12.8 million was primarily attributable to the decrease in operating expenses of $13.8 million and the higher gross margin of $1.7 million, offset by a lower income tax benefit of approximately $2.7 million.

Non-GAAP Financial information

EBITDA

This Report includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, tax and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP. The table below presents our adjusted EBITDA, reconciled to net income for the periods indicated (in thousands).

	For the Years Ended
	December 31,
	2022	2021
Net loss	$(29,175)	$(41,975)
Interest and other income	4	1
Tax expense (benefit)	153	(2,527)
Depreciation and amortization	4,531	3,571
EBITDA	(24,487)	(40,930)
Adjusted for:
Acquisition transaction/financing costs	16	628
Earnout compensation expense/(benefit)	(2,827)	6,524
Professional service fees	—	683
Impairment of goodwill	5,540	11,896
Unrealized gains on notes, loans, investments	1,478	(185)
Stock-based compensation – compensation and related benefits	1,640	4,120
Severance costs	754	135
Adjusted EBITDA	$(17,886)	$(17,129)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items including acquisition transaction and financing costs, earnout compensation expense, professional service fees, goodwill impairment, unrealized gains, stock based compensation, severance costs, interest income and expense, and income tax benefit.

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2022, our principal source of liquidity was cash of $6.3 million. As part of the business combination with KINS, our net cash position will increase to $10 million at the closing of the transaction. In addition, the net cash position will further increase with the $1.6 million we will receive from the KINS trust account. The total net cash position will be reduced by the transaction expenses of the business combination.

Financing Obligations and Requirements

As of December 31, 2022, the Company had a working capital surplus of approximately $3.2 million, and cash of approximately $6.3 million. For the year ended December 31, 2022, the Company had a net loss of approximately $29.2 million. During the year ended December 31, 2022, the Company used approximately $18.9 million of cash for operating activities. As part of the Inpixon (“Inpixon”) group of companies, the Company has historically been dependent upon Inpixon for its working capital and financing requirements until the closing, as Inpixon uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Company were accounted for through the net parent investment account. Accordingly, none of Inpixon’s cash, cash equivalents or debt at the corporate level has been assigned to the Company in the combined carve-out financial statements other than any such amounts that may already be represented as cash balances of the Design Reactor, Inpixon Canada and Inpixon Philippines bank accounts as of December 31, 2022. Net parent investment represents Inpixon’s interest in the recorded net assets of the Company. All significant transactions between the Company and Inpixon have been included in the accompanying combined carve-out financial statements. Transactions with Inpixon are reflected in the accompanying Combined Statements of Changes in Equity as “Parent’s net investment” and in the accompanying Combined Balance Sheets within “Parent’s net investment.” The income statement of the Company includes revenues and expenses that are specifically identifiable to the Company plus certain allocated corporate overhead or other shared costs based on methodologies that management deems appropriate for the nature of the cost. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying combined financial statements. As part of the spint-off transaction, Inpixon contributed the cash needed so that the Company has a $10 million cash balance at the time of the closing of the transaction.

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. To the extent that our resources from the business combination are insufficient to satisfy our cash requirements, we may enter into equity or debt financing transactions. These transactions are expected to provide us additional cash to fund our capital and liquidity requirements in the short and long-term. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, or eliminating redundancies, which may adversely affect our business, operating results, financial condition and prospects. Our business has been impacted by the COVID-19 pandemic and general macroeconomic conditions and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience impact in the demand of certain products and delays in certain projects and customer orders either because of customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology.

Despite these challenges, we were able to realize growth in total revenue for the year ended December 31, 2022 when compared to the year ended 2021, as a result of the addition of the new CXApp product line during the second quarter of 2021. The total impact that COVID-19 and general macroeconomic conditions may continue to impact our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected. The Company’s recurring losses and utilization of cash in its operations are indicators of going concern; however, with the company’s current liquidity position the company has taken action to reduce operating expenses and extend its runway. This, along with the capital it will receive in the KINS transaction, leads the company to believe it has the ability to mitigate such concerns for a period of at least one year from the date these combined carve-out financials statements were issued.

Liquidity and Capital Resources as of December 31, 2022 Compared With December 31, 2021

The Company’s net cash flows used in operating, investing and financing activities for the years ended December 31, 2022 and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(18,895)	$(16,919)
Net cash used in investing activities	(482)	(15,469)
Net cash provided by financing activities	20,728	37,330
Effect of foreign exchange rate changes on cash	(71)	(61)
Net increase in cash and cash equivalents	$1,280	$4,881

	As of December 31,
	2022	2021
Cash and cash equivalents	$6,308	$5,028
Working capital surplus (deficit)	$3,154	$(9,702)

Operating Activities for the years ended December 31, 2022 and 2021

Net cash used in operating activities during the period consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2022	2021
Net loss	$(29,175)	$(41,975)
Non-cash income and expenses	10,133	23,585
Net change in operating assets and liabilities	147	1,471
Net cash used in operating activities	$(18,895)	$(16,919)

The non-cash income and expense for the year ended December 31, 2022 of approximately $10.1 million consisted primarily of the following (in thousands):

$4,531	Depreciation and amortization
266	Amortization of right of use asset
1,640	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
1,478	Unrealized loss on note
5,540	Impairment of goodwill
(2,827)	Earnout payment expense
(495)	Other
$10,133	Total non-cash expenses

The net cash used in the change in operating assets and liabilities for the year ended December 31, 2022 aggregated approximately $0.1 million and consisted primarily of the following (in thousands):

$109	Decrease in accounts receivable and other receivables
244	Decrease in inventory, other current assets and other assets
400	Increase in accounts payable
583	Increase in accrued liabilities and other liabilities
(257)	Decrease in operating lease liabilities
(932)	Decrease in deferred revenue
$147	Net cash used in the changes in operating assets and liabilities

The non-cash income and expense for the year ended December 31, 2021 of approximately $23.6 million consisted primarily of the following (in thousands):

$3,571	Depreciation and amortization
257	Amortization of right of use asset
4,120	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
(185)	Unrealized gain/loss on note
(2,591)	Deferred income tax
11,897	Impairment of goodwill
6,524	Earnout payment expense
(8)	Other
$23,585	Total non-cash expenses

The net cash used in the change in operating assets and liabilities for the year ended December 31, 2021 aggregated approximately $1.5 million and consisted primarily of the following (in thousands):

$255	Decrease in accounts receivable and other receivables
(427)	Increase in inventory, other current assets and other assets
69	Increase in accounts payable
892	Increase in accrued liabilities and other liabilities
(275)	Decrease in operating lease liabilities
957	Increase in deferred revenue
$1,471	Net cash used in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2022 and 2021

Net cash flows used in investing activities during 2022 was approximately $0.5 million compared to net cash flows used in investing activities during 2021 of approximately $15.5 million. Cash flows related to investing activities during the year ended December 31, 2022 include $0.1 million for the purchase of property and equipment and $0.4 million for investment in capitalized software. Cash flows related to investing activities during the year ended December 31, 2021 include $0.2 million for the purchase of property and equipment, $0.2 million for investment in capitalized software, $15.0 million paid for the acquisition of CXApp, $0.01 million for the acquisition of intangible assets and $0.1 million paid for acquisition of Visualix.

Cash Flows from Financing Activities as of December 31, 2022 and 2021

Net cash flows provided by financing activities during the year ended December 31, 2022 was $20.7 million. Net cash flows provided by financing activities during the year ended December 31, 2021 was $37.3 million. During the year ended December 31, 2022, the Company received incoming cash flows from Inpixon of $26.0 million, paid $0.1 million of taxes related to the net share settlement of restricted stock units, and paid a $5.1 million liability related to the CXApp acquisition. During the year ended December 31, 2021, the Company received incoming cash flows from Inpixon of $39.0 million, paid $0.7 million of taxes related to the net share settlement of restricted stock units, paid a $0.5 million liability related to the CXApp acquisition, and paid a $0.5 million acquisition liability to the pre-acquisition stockholders of Locality Systems Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our combined balance sheet. As of December 31, 2022, the total obligation for operating leases is approximately $0.7 million, of which approximately $0.3 million is expected to be paid in the next twelve months. As of December 31, 2022, our obligation for acquisition liabilities related to CXApp is approximately $0.2 million of which all is expected to be paid in the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

We have not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. We account for forfeitures as they occur.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our combined carve-out financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our combined carve-out financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the combined carve-out financial statements that are included elsewhere in this filing. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

The Company recognizes revenue when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its enterprise apps systems, and professional services for work performed in conjunction with its systems.

Our contracts with customers often include promises to transfer multiple distinct products and services. Our licenses are sold as perpetual or term licenses and the arrangements typically contain various combinations of maintenance and professional services, which are accounted for as separate performance obligations. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The most critical judgements required in applying ASC 606 Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations.

●	We receive fixed consideration for sales of hardware and software products. Revenue is recognized at the point in time when the customer has title to the product and risks and rewards of ownership have transferred.

●	Revenue related to software as a service contract is recognized over time using the output method (days of software provided) because we are providing continuous access to its service.

●	Design and implementation revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the combined statement of operations in proportion to the stage of completion of the contract. Accounting for these contracts involves the use of estimates to determine total contract costs to be incurred.

●	Professional services revenue under fixed fee contracts is recognized over time using the input method (direct labor hours) to recognize revenue over the term of the contract. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date.

●	We recognize revenue related to Maintenance Services evenly over time using the output method (days of software provided) because we provide continuous service, and the customer simultaneously receives and consumes the benefits provided by our performance as the services are performed.

We also consider whether an arrangement has any discounts, material rights, or specified future upgrades that may represent additional performance obligations. We offer discounts in the form of prompt payment discounts and rebates for a decrease in service level percentages. We have determined that the most-likely-amount method is most useful for contracts that provide these discounts and rebates as the contracts have two potential outcomes and a significant reversal in the amount of cumulative revenue recognized is not expected to occur. Discounts have not historically been significant, but we continue to monitor and evaluate these estimates based on historical experience, anticipated performance, and our best judgment. Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period.

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets — Impairment Assessments

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the years ended December 31, 2022 or 2021.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2022 and 2021, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions of Locality, Jibestream, and CXApp. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination.

The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

We analyzed goodwill first to assess qualitative factors, such as macroeconomic conditions, changes in the business environment and reporting unit specific events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If we bypass the qualitative assessment or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others made by management: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and expectations. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. For example, a 100 basis points increase or decrease in only the discount rate utilized as part of the discounted cash flow method (income approach) related to the Indoor Intelligence reporting unit could impact the overall fair value of the reporting unit, on a weighted average, by approximately $2.0 million (decrease) and $2.5 million (increase), respectively.

We performed impairment testing during the period and have recorded impairment of goodwill of $5.5 million and $11.9 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, cumulative impairment changes are approximately $17.4 million.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2022, based upon certain economic conditions and historical losses through December 31, 2022. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for Design Reactor and Inpixon Philippines as of December 31, 2022 and 2021, and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021.

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our combined financial results will be adjusted. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Upon acquisition, the accounts and results of operations are combined as of and subsequent to the acquisition date and are included in our Combined Financial Statements from the acquisition date.

JOBS Act Accounting Election

Following the transaction, Design Reactor will be an “emerging growth company” as defined in the JOBS Act. As such, Design Reactor will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. Design Reactor has not made a decision whether to take advantage of any or all of these exemptions. If Design Reactor does take advantage of some or all of these exemptions, some investors may find Design Reactor’s common stock less attractive. The result may be a less active trading market for Design Reactor’s common stock and its stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards, meaning that Design Reactor, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Design Reactor has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards. Section 107 of the JOBS Act provides that our decision not to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

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

Item 9.B.Other Information.

None.

Item 9.C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III.

Item 10.Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Khurram Sheikh	51	Chairman, Chief Executive Officer and Director
Michael Angel	67	Chief Financial Officer
Leon Papkoff	50	Chief Product Officer
Di-Ann Eisnor	50	Director
Camillo Martino	60	Director
George Mathai	56	Director
Shanti Priya	52	Director

Mr. Khurram Sheikh has served as the Founder, Chairman and Chief Executive Officer of KINS since its inception and Chief Financial Officer since August 2020. Mr. Sheikh has been at the forefront of innovation in the technology, mobile, semiconductor, telecom and media industries for the past 25 years with CEO and CTO roles at leading technology companies. Since March 2020, Mr. Sheikh has been the Founder, Executive Chairman & CEO of Aijaad, a boutique strategic advisory firm where he advises both large private equity firms as well as boards of public companies on the future of 5G, IoT, Edge Computing and AI technologies and is actively involved in M&A, technology strategy and market development. From 2016 to early 2020, Mr. Sheikh was the CEO of kwikbit, a private company building a “network as a service” solution using gigabit radios, edge compute, virtualization, and artificial intelligence. Prior to kwikbit, in 2014, Mr. Sheikh was appointed as the Chief Strategy and Technology Officer for Silicon Image (SIMG) and the President/CEO of its millimeter wave/5G subsidiary SiBEAM. SIMG was acquired by Lattice Semiconductor (Nasdaq:LSCC) in 2015 for $600 million after which Mr. Sheikh was appointed the Chief Strategy and Technology Officer of the combined company responsible for corporate strategy, roadmap, M&A and technology development and was there until 2016. From 2007 onwards, he was the CTO for Powerwave Technologies, a large wireless infrastructure vendor. Powerwave filed for Chapter 11 bankruptcy protection in January 2013, and in April 2013 Mr. Sheikh was appointed as the CEO of Powerwave to help with the sale of the company. Later that year, Mr. Sheikh successfully facilitated the sale of approximately 1,400 patents owned by Powerwave to private equity firm Gores Group. From 2005 to 2007, Mr. Sheikh was Vice President, Wireless Strategy and Development at Time Warner Cable leading the cable company’s entry into the wireless space. From 1996 to 2005, Mr. Sheikh held senior technology roles at Sprint including CTO Mobile Broadband responsible for deploying the world’s first 4G system and acquisition of multi-billion dollar spectrum assets at 2.5GHz. Mr. Sheikh holds a Bachelor of Science degree in Electrical Engineering with highest honors from the University of Engineering & Technology in Pakistan, as well as a Master of Science degree in Electrical Engineering from Stanford University. Mr. Sheikh is well qualified to serve as Chairman of our board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience.

Mr. Michael Angel has served in numerous senior financial positions mainly focused on technology businesses headquartered in Silicon Valley since 1984. Since 2021, Mr. Angel has been a fractional and interim “CFO” consultant, primarily for several SaaS and other subscription model businesses as an independent consultant of Burkland Associates, LLC. From 2018 to 2021, he was the Chief Financial Officer of Digilens Inc., an IP/ patent licensing, materials company, focused on augmented reality waveguide technologies. From 2013 to 2018, he was an independent fractional or interim “CFO” consultant to a number of venture capital backed technology companies, including businesses focused on SaaS, AI, wireless systems, 3D imaging, IP/ patent licensing, through his consulting firm Angel Financial Management. His experience prior to 1999, includes senior financial positions with National Semiconductor and Hitachi Data Systems, and he was a Senior Audit Manager in the technology practice of Price Waterhouse. He received a Bachelor’s degree in Business Administration: Accounting concentration from California State University, Chico.

Mr. Leon Papkoff has served as Inpixon’s Executive Vice President of Experience Apps since April 2021. Currently, Mr. Papkoff is responsible for establishing the product vision, strategy and overall execution of Inpixon’s product team for the Enterprise Apps Business. Mr. Papkoff is the Founder of Design Reactor and from March 1998 until Inpixon’s acquisition of Design Reactor in April 2021, Mr. Papkoff was the Chief Financial Officer of Design Reactor. From June 2015 until April 2021, Mr. Papkoff was also the Chief Strategist of Design Reactor responsible for setting corporate strategy for the company. Mr. Papkoff has over 20 years of executive leadership, entrepreneurship, fiscal management and innovation experience, setting product vision and corporate strategy, driving innovation and scaling operations. Mr. Papkoff received a Bachelor of Science degree from Charles H. Lundquist College of Business at the University of Oregon in 1996. He has also taught Web Programing and Design at the San Jose State University.

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

Mr. Camillo Martino has served as a member of our Board of Directors since August 2020. Mr. Martino was a senior global semiconductor company executive and now serves as a board member and executive advisor to many global technology companies. Prior to his current board roles, Mr. Martino was a chief executive officer and C-suite executive of a number of high technology companies worldwide. He is currently Chair of the Board of Directors of Magnachip Semiconductor (NYSE: MX) and has served on this Board since August 2016. Since 2018, he has also served on the Board of Directors at Sensera (ASX: SE1). Mr. Martino also serves on the Board of Directors at multiple privately-held companies, including VVDN Technologies (fastest growing ODM based in India with a focus on Wireless, Networking & IoT) and Sakuu Corporation (multi-material, multi-process Additive Manufacturing platform). Mr. Martino’s prior board service includes serving on the boards of Cypress Semiconductor from June 2017 through the sale of the company to Infineon in April 2020 and Moschip Technologies (BOM: 532407) from April 2017 to May 2019. As an operating executive, Mr. Martino served as Chief Executive Officer of Silicon Image, Inc. (where he also served as a director) from 2010 until the completion of its sale to Lattice Semiconductor Corporation (Nasdaq: LSCC) in March 2015, Chief Operating Officer of SAI Technology Inc. from January 2008 to December 2009 (where he also served as director from 2006 to 2010), and Chief Executive Officer of Cornice Inc. from 2005 to 2007 (where he also served as a director). From August 2001 to July 2005, Mr. Martino served as the executive vice president and chief operating officer at Zoran Corporation, a global SoC semiconductor company. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years. Mr. Martino holds a Bachelor of Applied Science from the University of Melbourne and a Graduate Diploma (in Digital Communications) from Monash University in Australia. Mr. Martino is well qualified to serve on our board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience.

Mr. George Mathai has enjoyed decades working, consulting, and investing in early stage and small businesses at the crossroads of distinct technologies, multiple industries and novel markets. A technically trained business professional, his early experience in bridge design and infrastructure repair was at Edwards & Kelcey in New York, now Jacobs Engineering. In January 1993, Mr. Mathai transitioned to managing renovations projects and gaining strong communications and project execution skills, while driving revenue and profitability, at a small New York construction company. As a founder, he later parlayed his prior management and technical expertise in leading the biosensor development program at GenoRx in June 2000, an early stage, venture-backed concern in Hayward, California. His team accomplished a manufacturable process for detecting DNA electronically on a silicon biochip with the eventual sale of the technology to Bridger Technologies in April 2011. Thereafter, Mr. Mathai helped raise financing for an innovative antibiotic skin care start-up and worked to fundraise for an early-stage immune-mediated cancer therapeutic while at a boutique brokerage firm Objective Equity LLC. Overlapping these endeavors, were local business interests in retail, as well as due diligence consulting for mergers and acquisitions. The above broad and varied interests are also reflected in his educational history which includes bachelors and masters in civil engineering from University of California, Berkeley (May 1989) and City College of New York (June 1992), respectively, as well as, most recently upskilling at CalTech’s cybersecurity program (December 2020). Mr. Mathai’s extensive experience in several diverse industries, markets and customer types will bring a unique and inestimable resource to the board.

Ms. Shanti Priya has been the CFO of Maxfield Enterprises, Inc., a luxury retail company based in Los Angeles and has been leading the organization’s finance and operations since February 2018. Prior to that, Ms. Priya worked for over 12 years in corporate finance at Gap Inc. with her last role at the company as the Global Director of FP&A and Control overseeing the North American, European, and Asian markets. Before transitioning into a career in finance, Ms. Priya worked as a Producer managing content creation at a tech start-up, Knowledge Kids Network, an online educational media site. She holds a Bachelor of Arts in Honors English Literature with a minor in Biology from Scripps College. In addition, she holds a Master of Arts in Print Journalism and a Master of Business Administration both from the University of Southern California. Ms. Priya also serves on the board and as treasurer of Secular Student Alliance, a non-profit organization that educates high school and college students regarding secularism and scientific reasoning. She has previously served on the board of Sequoyah School, a non-profit private school serving the ages from K-8. Ms. Priya is well qualified to serve on our board of directors because of her substantial financial and operations experience.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Director Independence

Our board consists of five (5) members. Our directors, other than Mr. Sheikh, are independent directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his, her or their family members has engaged in various types of business dealings with us. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

Our board is divided into three classes with staggered, three-year terms, in accordance with the terms of the Charter. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. The directors are divided among the three classes as follows:

●	the Class I directors will be Di-Ann Eisnor, and her term will expire at our first annual meeting of stockholders;
●	the Class II directors will be Camillo Martino and Shanti Priya, and their terms will expire at our second annual meeting of stockholders and
●	the Class III directors will be Khurram P. Sheikh and George Mathai, and their terms will expire at our third annual meeting of stockholders.

The Charter provides that the authorized number of directors may be changed only by resolution of our board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board into three classes with staggered three-year terms may delay or prevent a change of our board or a change in control of us. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock then entitled to vote in an election of directors.

Board Leadership Structure

Our board does not anticipate implementing a policy requiring the positions of the Chairman of the Board and Chief Executive Officer to be separate or held by the same individual. Any further determination to create such a policy is expected to be based on circumstances existing from time to time, based on criteria that are in our best interests and the best interests of our stockholders, including the composition, skills and experience of our board and its members, specific challenges faced by us or the industry in which it operates, and governance efficiency. We elected Mr. Sheikh as Chairman of the Board because of Mr. Sheikh’s strategic vision for the business, his in-depth knowledge of our operations, and his experience in capital markets make him well qualified to serve as both Chairman of the board and Chief Executive Officer. Combining the roles of Chairman and Chief Executive Officer will help provide strong and consistent leadership for the management team and our board. However, our board may decide in the future to separate the roles of Chairman and Chief Executive Officers if it determines that such structure provides better and more effective oversight and management. If our board convenes for a meeting, it is expected that the non-management directors will meet in one or more executive sessions, if the circumstances warrant it. Our board may also consider appointing a lead independent director, if the circumstances warrant it.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance.

Role of Board in Risk Oversight Process

Our board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, will regularly discuss with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process will include receiving regular reports from board committees and members of senior management to enable our board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of our board, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board will be regularly informed through committee reports about such risks. Matters of significant strategic risk will be considered by our board as a whole.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities are set forth in a charter that include, among other things:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The members of our audit committee are Shanti Priya, Camillo Martino and Di-Ann Eisnor. Shanti Priya serves as the chair of the committee. All members of our audit committee are independent directors and meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Shanti Priya is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards.

Compensation Committee

The compensation committee’s main function is to oversee our policies relating to compensation and benefits of our officers and employees. This committee’s responsibilities are set forth in a charter that include, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

The members of our compensation committee are Camillo Martino, Di-Ann Eisnor, and George Mathai. Di-Ann Eisnor serves as the chair of the committee. Each of Camillo Martino, Di-Ann Eisnor, and George Mathai is independent under the applicable Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board in discharging the board of directors’ responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board concerning governance matters and oversight of the evaluation of our board.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

The members of our nominating and corporate governance committee are Camillo Martino, Di-Ann Eisnor, and Shanti Priya. Camillo Martino serves as the chair of the committee. All members of our nominating and corporate governance committee are independent directors under the applicable Nasdaq listing standards.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of our board or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with our board, on an annual basis, the appropriate characteristics, skills and experience required for our board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members) for election or appointment, the nominating and corporate governance committee and our board take into account many factors, including the following:

●	personal and professional integrity, ethics and values;
●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;
●	experience as a board member or executive officer of another publicly-held company;
●	strong finance experience;
●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
●	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;
●	experience relevant to our business industry and with relevant social policy concerns; and
●	relevant academic expertise or other proficiency in an area of our business operations.

Our board evaluates, each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Nasdaq Board Diversity Matrix

The following Board Diversity Matrix presents our board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by the directors.

Board Diversity Matrix (As of March 20, 2023)
Total Number of Directors	5
	Female	Male
Part I: Gender Identity
Directors	2	3
Part II: Demographic Background
Asian	1	2
White		1
Two or More Races or Ethnicities	1
LGBTQ+

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics will be available under the Corporate Governance section of our website at www.cxapp.com. In addition, we intend to post on its website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through its website, and you should not consider it to be a part of this Annual Report.

Item 11.Executive Compensation.

This section discusses the material components of the executive compensation program for CXApp’s executive officers who are named in the “Summary Compensation Table” below. As an emerging growth company, CXApp complies with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which for 2023 require compensation disclosure for CXApp’s executive officers.

Overview

The form and amount of the compensation to be paid to each of our directors and executive officers were determined by our board. Each executive officers’ compensation were established by our compensation committee which is comprised solely of independent directors in accordance with Nasdaq listing standards.

The following tables disclose compensation received by our executive officers.

Summary Compensation Table

The following table provides certain information regarding the compensation earned by the named executive officers from their services to KINS or Inpixon, as applicable, during the fiscal years ended December 31, 2022 and 2021.

		Salary	Bonus	Stock Awards		Option Awards	All Other	Total
Name and Principal Position(1)	Year	($)	($)	($)		($)	Compensation ($)	($)
Khurram P. Sheikh	2022	$—	$—	$—		$—	$—	$—
Chief Executive Officer	2021	$—	$—	$—		$—	$—	$—
Leon Papkoff	2022	$250,000.00	$100,000.00	$—		$—	$—	$350,000.00
Chief Product Officer	2021	$283,333.39	$75,000.00	$6,113,029.93	(2)	$—	$—	$6,471,363.32
Michael Angel	2022							$—
Chief Financial Officer	2021							$—
(1)	The listed principal position of each named executive officer is the principal position each named executive officer holds. Mr. Sheikh served as Chairman and Chief Executive Officer of KINS. Mr. Papkoff served as Executive Vice President of Experience Apps of Inpixon.
(2)	Represents the fair market value of shares of common stock of Inpixon as of April 30, 2021, issued on March 3, 2022, as an earnout payment pursuant to the terms and conditions of that certain Securities Purchase Agreement pursuant to which Inpixon acquired all of the outstanding capital stock of Design Reactor (the “Legacy CXApp Purchase Agreement”) and excludes the value attributed to 1,250,000 shares of restricted stock granted by Legacy CXApp in 2021 and acquired by Inpixon in connection with the terms of the Legacy CXApp Purchase Agreement.

Narrative Disclosure to the Summary Compensation Table

Khurram P. Sheikh, our chief executive officer, did not receive any compensation for his services to KINS during the fiscal years ended December 31, 2022 and 2021.

Leon Papkoff, our chief product officer, received (i) a salary of $250,000.00 and a bonus of $100,000.00 as compensation for his services to Inpixon during the fiscal year ended December 31, 2022; and (ii) a salary of $283,333.39, a bonus of $75,000.00 and stock awards valued at $6,113,029.93 (representing the fair market value of shares of common stock of Inpixon as of April 30, 2021 issued on March 3, 2022 as an earnout payment pursuant to the terms and conditions of the Legacy CXApp Purchase Agreement and excludes the value attributed to 1,250,000 shares of restricted stock granted by Legacy CXApp in 2021 and acquired by Inpixon in connection with the terms of the Legacy CXApp Purchase Agreement) as compensation for his services to Inpixon during the fiscal year ended December 31, 2021.

Michael Angel, our chief financial officer, did not receive any compensation for any services to KINS during the fiscal years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our executive officers as of December 31, 2022.

Executive Compensation Arrangements

Effective as of the Closing, Design Reactor entered into a consulting agreement (the “Consulting Agreement”) with 3AM, LLC, a Delaware limited liability (3AM) controlled by Nadir Ali, the current Chief Executive Officer and director of Inpixon, pursuant to which 3AM will provide advisory services in exchange for a one-time payment of $180,000 in consulting fees. The foregoing description is qualified in its entirety by reference to the text of the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.11 and also is incorporated herein by reference.

We have entered into an employment agreement with Michael Angel effective upon the consummation of the Business Combination. Mr. Angel serves as our Chief Financial Officer for a term commencing on the consummation of the Business Combination and will continue until terminated by us or the employee or in accordance with the terms of the employment agreement. Mr. Angel will be paid an annualized base salary of $240,000, as revised periodically by us, as well as an annual bonus with a target amount of $144,000 for each complete calendar year. The employment agreement contains provisions regarding non-solicitation, confidentiality of information and arbitration of disputes. Mr. Angel may terminate his employment by giving advance written notice to us. We may also terminate the employment agreement for cause, as defined in the employment agreement, a copy of which is attached hereto as Exhibit 10.12 and is also incorporated herein by reference.

We plan to enter into a employment agreements with our chief executive officer and chief product officer at or shortly after the consummation of the Business Combination. Although the terms of the agreements are still being finalized, we expect that the agreements will have a fixed term of years, with annual renewals thereafter, subject to termination in accordance with the agreements’s terms and conditions. We expect that the executives will be entitled to an annual salary, to be reviewed each year, an annual target bonus opportunity (calculated as a percentage of salary) paid in cash, and an equity incentive grant. We also anticipate that the executives will be entitled to customary severance and change of control provisions in each of their respective  agreements.

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the CXApp Inc. 2023 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the Closing. Pursuant to the terms of the Incentive Plan, there are 2,110,500 shares of CXApp Class A common stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the Closing (giving effect to the redemptions). This description is qualified in its entirety by reference to the text of the Incentive Plan, a copy of which is attached hereto as Exhibit 10.13 and also is incorporated herein by reference.

Executive Compensation

We have developed an executive compensation program, which was approved by our compensation committee, that is designed to align compensation with business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to our long-term success.

Director Compensation

Legacy CXApp and Design Reactor Practices

Legacy CXApp is a newly formed wholly owned subsidiary of Inpixon as the holding company for the Enterprise Apps Business following the internal reorganization. As such, until the closing of the Business Combination, its director compensation practices are governed by Inpixon’s practices, which are described below in “—Inpixon Practice.” Similarly, as a wholly owned subsidiary of Inpixon until the closing of the Business Combination, Design Reactor’s director compensation practices are also governed by Inpixon’s practices. See “—Inpixon Practice.”

Inpixon Practice

Cash Compensation

Under Inpixon’s non-employee director compensation policy in effect during 2022, each director is eligible to receive $30,000 per year for their services rendered on the Inpixon board of directors (“Inpixon Board”), $15,000 per year for service as the audit committee chair, $10,000 per year for service as the compensation committee chair, $6,000 per year for service on the audit committee, $4,000 per year for service on the compensation committee, and $2,500 per year for service on the nominating committee.

Non-employee members of the Inpixon Board are also reimbursed for expenses incurred in connection with such service.

Equity Compensation

Pursuant to Inpixon’s non-employee director compensation policy, each non-employee director is eligible to receive an annual non-qualified stock option to purchase up to 20,000 shares of Inpixon common stock, subject to the approval of the Inpixon Board.

Going Forward

Our board will implement an annual compensation program for its non-employee directors. The material terms of this program are not yet known and will depend on the judgment of the members of our board based on advice and counsel of its advisors.

Limitation on Liability and Indemnification of Directors and Officers

The Charter contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, our directors are not personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and
●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

The Charter requires us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. We plan to maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in the Charter are necessary to attract and retain qualified persons as directors and officers.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock following the consummation of the Business Combination by:

●	each person who is known to be the beneficial owner of more than 5% of shares of our common stock;
●	each of our current named executive officers and directors; and
●	all our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The table below does not reflect the beneficial ownership of shares of our common stock issuable upon the exercise of public warrants or private placement warrants, as such securities are not exercisable or convertible within 30 days of the Closing date. Each person named in the table has sole voting and investment power with respect to all of the shares shown as beneficially owned by such person, except as otherwise indicated in the table or footnotes below.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. To our knowledge, no shares of our common stock beneficially owned by any executive officer or director have been pledged as security.

	Class A	%	Class C	%	Total Shares	%
CXApp existing Stockholders(1)	1,547,700	11.0%	5,487,300	39.0%	7,035,000	50.0%
KINS Public Stockholders(2)(7)	157,223	1.1%	—	—%	157,223	1.1%
Sponsor(3)(6)(7)	6,054,776	43.0%	—	—%	6,054,776	43.0%
BlackRock Inc.(4)	225,000	1.6%	—	—%	225,000	1.6%
Inpixon(5)(6)(7)	598,000	4.3%	—	—%	598,000	4.3%
Directors and Executive Officers Post-Business Combination
Khurram P. Sheikh	6,652,776	47.3%	—	—	6,652,776	47.3%
Camillo Martino
Di-Ann Eisnor
Shanti Priya
George Mathai
Michael Angel
Leon Papkoff
All directors and executive officers as a group (7 individuals)	6,652,776	47.3%	—	—	6,652,776	47.3%
Pro forma Common Stock	8,582,699	61.0%	5,487,300	39.0%	14,069,999	100.0%

(1) The CXApp Class A common stock and the CXApp Class C common stock will be identical in all respects, except that the CXApp Class C common stock will be subject to transfer restrictions and will automatically convert into CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of the CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger.

(2) Excludes 13,800,000 shares of CXApp Class A common stock underlying the public warrants.

(3) Excludes 10,280,000 shares of CXApp Class A common stock underlying the private warrants.

(4) Includes 225,000 shares of CXApp Class A common stock held by BlackRock Inc. and reflecting forfeiture to Sponsor of 525,000 shares of KINS Class B common stock prior to Closing.

(5) Reflects shares of CXApp Class A common stock attributable to certain employees and other members of Inpixon’s management team for its existing interests in KINS.

(6) Pursuant to the Sponsor Support Agreement, the Sponsor and related parties have agreed, subject to the limitation set forth therein, to forfeit 22,224 shares of CXApp common stock (as of immediately prior to the consummation of the Merger).

(7) Reflects the redemptions of 230,328 KINS public shares prior to Closing.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Agreements with Inpixon

CXApp and Inpixon operate separately, each as a public company. In connection with the Separation, Legacy CXApp has entered into various agreements to effect the Separation and provide a framework for CXApp’s relationship with Inpixon after the Separation, including the Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement and a Transition Services Agreement. These agreements provide for the allocation between Legacy CXApp and Inpixon of Inpixon’s assets, employees, liabilities and obligations (including its property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Legacy CXApp’s separation from Inpixon and will govern certain relationships between CXApp and Inpixon after the Separation.

The following summaries of each of the agreements listed above are qualified in their entireties by reference to the full text of the applicable agreements which are filed as exhibits to this Annual Report.

Separation and Distribution Agreement

On September 25, 2022, in connection with the execution of the Merger Agreement, Inpixon, Legacy CXApp, Design Reactor and KINS entered into the Separation and Distribution Agreement which sets forth the principal actions to be taken in connection with the Separation. The Separation and Distribution Agreement identifies assets to be transferred, liabilities to be assumed and contracts to be assigned to each of Inpixon and Legacy CXApp as part of the internal reorganization described therein and requires an Inpixon contribution to be made to Legacy CXApp. The Separation and Distribution Agreement also sets forth other agreements that govern certain aspects of Legacy CXApp’s relationship with Inpixon following the Business Combination. In connection with the Separation and Distribution Agreement and related ancillary agreements, Legacy CXApp issued additional shares of Legacy CXApp common stock to Inpixon. Inpixon distributed on a pro rata basis all of the outstanding shares of Legacy CXApp common stock to the Inpixon securityholders as of March 6, 2023 by delivering to the distribution agent a book-entry authorization representing the shares of Legacy CXApp common stock being distributed for the account of Inpixon securityholders. The distribution agent held such book-entry shares for the account of Legacy CXApp’s stockholders (as of immediately after consummation of the Distribution) pending the Merger.

On the date of the Distribution, Inpixon distributed on a pro rata basis all of the outstanding shares of Legacy CXApp common stock to the holders of Inpixon common stock and certain other holders of its securities as of March 6, 2023. The Distribution was effected by Inpixon delivering to the distribution agent a book-entry authorization representing the shares of Legacy CXApp common stock being distributed in the Distribution for the account of Inpixon securityholders. The distribution agent held such book-entry shares for the account of Legacy CXApp’s stockholders (as of immediately after consummation of the Distribution) pending the Merger. The shares of Legacy CXApp common stock were not be transferrable prior to the exchange of such shares for the shares of KINS common stock pursuant to the Merger.

Employee Matters Agreement

Prior to the Distribution, KINS, Inpixon, Legacy CXApp and Merger Sub entered into the Employee Matters Agreement, which set forth the terms and conditions of certain employee-related matters in connection with the transaction, including allocation of benefit plan assets and liabilities between Inpixon and Legacy CXApp, treatment of incentive equity awards in the Distribution and the Business Combination and related covenants and commitments of the parties.

Tax Matters Agreement

Prior to the Distribution, KINS, Legacy CXApp and Inpixon entered into the Tax Matters Agreement that governs each party’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

In general, KINS and Legacy CXApp are liable for all U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are (i) imposed with respect to tax returns that include both Legacy CXApp and Inpixon, to the extent such taxes are attributable to Legacy CXApp or the Enterprise Apps Business, or (ii) imposed with respect to tax returns that include Legacy CXApp but not Inpixon, in each case, for tax periods (or portions thereof) beginning after the Distribution.

Notwithstanding the foregoing, KINS and Legacy CXApp may be liable for certain taxes resulting from the restructuring transactions undertaken to effectuate the Distribution.

The Distribution, together with certain related transactions, is intended to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. If the Distribution does not so qualify, the difference between the fair market value and the tax basis of the Legacy CXApp shares distributed by Inpixon to the Inpixon stockholders will be taxable income to Inpixon.

Even if the contribution and distribution, taken together, otherwise qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, the Distribution is still taxable to Inpixon (but not to Inpixon stockholders ) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Inpixon or Legacy CXApp, directly or indirectly (including through acquisitions of our stock), as part of a plan or series of related transactions that includes the Distribution. For purposes of this test, the Merger is treated as part of a plan that includes the Distribution, but the Merger standing alone did not cause the Distribution to be taxable to Inpixon under Section 355(e) of the Code because holders of Legacy CXApp common stock own more than 50% of our common stock.

Per the terms of the Sponsor Support Agreement, the Sponsor has agreed to exchange up to 1 million shares of KINS Class B common stock for such number of shares of KINS Class A common stock as shall be necessary to ensure that the number of shares of KINS common stock issued as aggregate merger consideration to the holders of Legacy CXApp common stock exceeds 50% by at least one share than the number of shares of KINS common stock owned by all other holders of KINS common stock. Pursuant to the Sponsor Support Agreement, the Sponsor and related parties have agreed, subject to the limitation set forth therein, to forfeit 22,224 shares of KINS common stock (as of immediately prior to the consummation of the Merger).

The Tax Matters Agreement requires KINS and Legacy CXApp to comply with the representations made in the materials submitted to RSM US LLP in connection with a distribution tax opinion that Inpixon received regarding the intended tax treatment of the Distribution and certain related transactions.

The Tax Matters Agreement also includes covenants restricting Legacy CXApp’s and KINS’ ability to take or fail to take any action if such action or failure to act could reasonably be expected to adversely affect the intended tax treatment. In particular, in the two years following the Distribution, such restrictive covenants will generally prevent KINS and Legacy CXApp from (i) entering into any transaction which could, when combined with other transactions (including the Merger), result in a 45% or greater change in ownership of KINS’ or Legacy CXApp’s equity as part of a plan or series of related transactions that includes the Distribution, (ii) ceasing the active conduct of certain of Legacy CXApp’s businesses, (iii) voluntarily dissolving or liquidating KINS or Legacy CXApp and (iv) causing, permitting, or agreeing to the sale, transfer, or disposal of assets of Legacy CXApp that, in the aggregate, constitute more than 30% of the consolidated gross assets of Legacy CXApp, in each case, unless Legacy CXApp obtains a private letter ruling from the IRS, an unqualified opinion of a nationally recognized tax advisor that such action will not cause a failure of the intended tax treatment, or Inpixon consents to the undertaking of such action. Notwithstanding receipt of such ruling, opinion or consent, in the event that such action causes a failure of the intended tax treatment, KINS and Legacy CXApp could be responsible for all taxes arising therefrom.

Transition Services Agreement

In connection with the Separation, Legacy CXApp and Inpixon entered into the Transition Services Agreement pursuant to which Inpixon and its affiliates and Legacy CXApp and its affiliates will provide services to each other primarily related to payroll and benefits administration, IT support, finance and accounting services, contract administration and management services, and other administrative support services that may be required on an as needed basis, which services are of the type that Legacy CXApp and Inpixon provided to, and received from, each other prior to the Separation. The fees for each of the transition services are set forth in the Transition Services Agreement. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, and if no expiration date is provided for any transition service, then such transition service will terminate twelve months after the date of the Transition Services Agreement, provided that the receiving party shall have the right to an extension of each or any transition service for up to six months by providing written notice to providing party in advance of the original termination date for such transition service if, prior to such request for extension, the receiving party has used commercially reasonable efforts to establish analogous capabilities of its own. The parties will also discuss in good faith any subsequent requests to further extend the transition services. In addition, (i) the receiving party may terminate a transition service with prior written notice, with certain exceptions, (ii) either party may terminate the Transition Services Agreement in the event of an uncured material breach by the other party, upon bankruptcy or insolvency of the other party, or (iii) the parties may terminate a transition service or the Transition Service Agreement upon mutual agreement. Legacy CXApp does not anticipate that its net costs associated with the Transition Services Agreement will be materially different than the historical costs that have been allocated by Inpixon to Legacy CXApp related to these same services.

Director Independence

For information on director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $127,000 and $96,000, respectively, for the services Withum performed in connection with the audit of our December 31, 2022 and 2021 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $9,000 and $8,000, respectively, for the services Withum performed related to tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV.

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

62

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CXApp Inc. (f/k/a KINS Technology Group Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CXApp Inc. (f/k/a KINS Technology Group Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a Business Combination by June 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 20, 2023

PCAOB ID Number 100

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$224,489	$406,126
Prepaid expenses	3,536	126,667
Total current assets	228,025	532,793

Cash and investments held in trust account	3,923,804	278,836,080
TOTAL ASSETS	$4,151,829	$279,368,873

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,833,412	$767,253
Income taxes payable	49,175	—
Promissory note – related party	347,961	—
Total current liabilities	3,230,548	767,253

Derivative liabilities	722,400	11,275,369
Deferred underwriting fee payable	—	9,660,000
TOTAL LIABILITIES	3,952,948	21,702,622

Commitments and Contingencies

Class A common stock subject to possible redemption, 387,551 and 27,600,000 shares at $10.10 per share redemption value as of December 31, 2022 and 2021, respectively	3,914,265	278,760,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(3,716,074)	(21,094,439)
Total Stockholders’ Deficit	(3,715,384)	(21,093,749)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$4,151,829	$279,368,873

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Operating and formation costs	$2,950,464	$1,497,914
Loss from operations	(2,950,464)	(1,497,914)

Other income:
Interest earned on cash and investments held in Trust Account	421,504	68,295
Interest income - bank	76	72
Change in fair value of derivative liability	10,552,969	10,637,431
Gain on forgiveness of deferred underwriting fee	9,660,000	—
Other income	20,634,549	10,705,798

Income before provision for income taxes	17,684,085	9,207,884
Provision for income taxes	(49,175)	—
Net income	$17,634,910	$9,207,884

Basic and diluted weighted average shares outstanding, Class A common stock	12,546,423	27,600,000

Basic and diluted net income per share, Class A common stock	$0.91	$0.27

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000

Basic and diluted net income per share, Class B common stock	$0.91	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$—	$(30,302,323)	$(30,301,633)

Net income	—	—	—	—	—	9,207,884	9,207,884

Balance — December 31, 2021	—	—	6,900,000	690	—	(21,094,439)	(21,093,749)

Change in value of common stock subject to redemption	—	—	—	—	—	(256,545)	(256,545)

Net income	—	—	—	—	—	17,634,910	17,634,910

Balance — December 31, 2022	—	$—	6,900,000	$690	$—	$(3,716,074)	$(3,715,384)

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,634,910	$9,207,884
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(421,504)	(68,295)
Change in fair value of derivative liability	(10,552,969)	(10,637,431)
Gain on forgiveness of deferred underwriting fee	(9,660,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	123,131	329,967
Income tax payable	49,175	—
Accounts payable and accrued expenses	2,066,159	572,554
Net cash used in operating activities	(761,098)	(595,321)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise tax	231,500	—
Cash withdrawn from trust account in connection with redemptions	275,102,280	—
Net cash provided by investing activities	275,333,780	—

Cash Flows from Financing Activities:
Redemptions of common stock	(275,102,280)	—
Borrowings under promissory note	347,961	—
Payment of offering costs	—	(17,579)
Net cash used in financing activities	(274,754,319)	(17,579)

Net Change in Cash	(181,637)	(612,900)
Cash – Beginning of period	406,126	1,019,026
Cash – End of period	$224,489	$406,126

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$256,545	$—

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CXApp Inc. (the “Company”) was incorporated in Delaware on July 20, 2020 as KINS Technology Group Inc. (“KINS”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one wholly-owned subsidiary, KINS Merger Sub Inc., which was incorporated in the State of Delaware on September 16, 2022 (“Merger Sub”). Merger Sub has no activity from date of incorporation, September 16, 2022 through December 31, 2022.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.). On December 9, 2022 the Special Meeting the Stockholders voted to allow the Company to redeem shares of Class A Common Stock in connection with the amendment to the Charter to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company previously had until June 17, 2022 to consummate a business combination. On June 10, 2022, the Company held a special meeting of stockholders pursuant to which its stockholders approved amending the Company’s amended and restated certificate of incorporation (the “Initial Charter Amendment”) to extend the date by which the Company has to consummate a business combination from June 17, 2022 to December 16, 2022. The Company’s stockholders approved the Initial Charter Amendment and as such the Company had until December 16, 2022 to consummate a business combination. On December 9, 2022, the Company held a special meeting of the stockholders in which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to (A) extend the date by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the shares of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), included as part of the units sold in the IPO, from December 16, 2022 to June 15, 2023 (the “Extended Combination Period”), and (B) allow the Company to redeem shares of Class A Common Stock in connection with the amendment to the Charter to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001. On December 14, 2022, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

If we have not completed a Business Combination by June 15, 2023 or during any extended time that we have to consummate a Business Combination beyond June 15, 2023 as a result of a stockholder vote to amend its certificate of incorporation,  the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Extended Combination Period.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $224,489 in its operating bank accounts and a working capital deficit of $3,002,523.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, unsecured, non-interest bearing promissory note of up to $300,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid subsequent to the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans.As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

capital needs of the Company through one year from the issuance of these consolidated financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 15, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of June 15, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of  December 31, 2022 and 2021, 387,551 and 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2021	$278,760,000
Plus:
Accretion of carrying value to redemption value	—
Class A common stock subject to possible redemption, December 31, 2021	278,760,000
Plus:
Accretion of carrying value to redemption value	256,545
Less:
Redemption of Class A Common Stock	(275,102,280)
Class A common stock subject to redemption, December 31, 2022	$3,914,265

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity. Offering costs incurred amounted to $15,688,848, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees and $508,848 of other offering costs, of which $15,239,420 was charged to temporary equity and $449,428 was allocated to the warrant liability and expensed through the consolidated statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value of the Warrants (as defined below) as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.3% and 0.0%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 24,080,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended
	December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$11,377,673	$6,257,237	$7,366,307	$1,841,577
Denominator:
Basic and diluted weighted average shares outstanding	12,546,423	6,900,000	27,600,000	6,900,000

Basic and diluted net income per common stock	$0.91	$0.91	$0.27	$0.27

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except the derivative warrant liabilities (see Note 10).

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 14, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2022 and 2021, the Company incurred and paid $240,000 in fees for these services.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Promissory Note — Related Party

On August 10, 2022, KINS Capital LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the BCA or (ii) June 15, 2023. As December 31, 2022, $347,961 was outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company's ability to complete a Business Combination and the value of the Company's securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or up to $9,660,000 in the aggregate. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.

On June 9, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $9,660,000 of income in relation to the reduction of the deferred underwriter fee in the accompanying consolidated financial statements.

Merger Agreement

On September 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Inpixon, a Nevada corporation (“Inpixon”), CXApp Holding Corp., a Delaware corporation and wholly-owned subsidiary of Inpixon (“CXApp” and, together with Inpixon, collectively, the “Companies”), and Merger Sub, pursuant to which the Company will combine with CXApp, Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”). Also on September 25, 2022, and in connection with the execution of the Merger Agreement, the Company, Inpixon, CXApp and the Sponsor entered into that certain sponsor support agreement (the “Sponsor Support Agreement”).

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 387,551 and 27,600,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021 there were 13,800,000 Public Warrants outstanding and 10,280,000 Private Placement Warrants Outstanding.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021 there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Organizational costs/startup expenses	$924,537	$322,963
Net operating loss carryforward	—	28,689
Total deferred tax asset	924,537	351,652
Valuation allowance	(924,537)	(351,652)
Deferred tax asset, net of allowance	$—	$—

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Federal
Current	$49,175	$—
Deferred	(572,885)	(300,205)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	572,885	300,205
Income tax provision	$49,175	$—

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryover of approximately $0 and $137,000 available to offset future taxable income indefinitely, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $572,885 and $300,205, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs allocated to derivative warrant liabilities	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(23.9)%	(24.3)%
Valuation allowance	3.2%	3.3%
Income tax provision	0.3%	0.0%

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

On December 31 2022, assets held in the Trust Account consisted of $3,923,804 held in an interest-bearing commercial checking account. Cash held in commercial checking accounts is reported on the balance sheet at its approximate fair value. During the year ended December 31, 2022, the Company withdrew $231,500 of interest income from the Trust Account for taxes and $275,102,280 was withdrawn from the Trust Account in connection with the redemption of Class A common stock.

At December 31, 2021, assets held in the Trust Account were comprised of $898 in cash and $278,835,182 in money market funds, respectively. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,		December 31,
	2022		2021
Description	Level	Fair Value	Level	Fair Value
Assets:
Money Market Funds	1	—	1	$278,835,182
Liabilities:
Warrant liabilities – public warrants	1	$414,000	1	$6,461,798
Warrant liabilities – private placement warrants	2	$308,400	2	$4,813,571

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying December 31, 2022 and 2021 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the binomial lattice methodology. As of December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period ended December 31, 2021 was approximately $9.0 million, when the Public Warrants were separately listed and traded and the estimated fair value of the Private Warrants of approximately $6.7 million was transferred from a Level 3 to a Level 2 fair value measurement. There were no transfers during the year ended December 31, 2022.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 9, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 23, 2023) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 29, 2023, to regain compliance. The Company submitted a compliance plan within the specified period. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

On January 21, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Notice stated that the Company had until March 9, 2023 to submit a plan to regain compliance with Listing Rule 5550(a)(4). The Company believes that the issue identified in the Notice will be resolved upon completion of the previously announced proposed business combination with CXApp Holding Corp. The Company submitted a compliance plan within the specified period. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with Listing Rule 5550(a)(4). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
4.1(2)

Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).

4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
4.5*	Description of the Company’s securities.
10.1	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Khurram P. Sheikh (incorporated herein by reference from Exhibit 10.6 on KINS’ Form 8-K, filed December 21, 2020).
10.2	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Eric Zimits (incorporated herein by reference from Exhibit 10.7 on KINS’ Form 8-K, filed December 21, 2020)
10.3	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Hassan Ahmed (incorporated herein by reference from Exhibit 10.8 on KINS’ Form 8-K, filed December 21, 2020).
10.4	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Di-Ann Eisnor (incorporated herein by reference from Exhibit 10.9 on KINS’ Form 8-K, filed December 21, 2020).
10.5	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Camillo Martino (incorporated herein by reference from Exhibit 10.10 on KINS’ Form 8-K, filed December 21, 2020).
10.6	Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Atif Rafiq (incorporated herein by reference from Exhibit 10.11 on KINS’ Form 8-K, filed December 21, 2020).
10.7

Indemnity Agreement, dated as of December 14, 2020, by and between KINS and Allen Salmasi pro forma condensed (incorporated herein by reference from Exhibit 10.12 on KINS’ Form 8-K, filed December 21, 2020).

10.8(2)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.9(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.10(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.11(2)#	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.12#

Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Michael Angel (incorporated herein by reference from Exhibit 10.13 of KINS’ Registration Statement on Form S-4 (File No. 333-267938, filed February 9, 2023).

10.13(2)#	CXApp Inc. 2023 Equity Incentive Plan.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
#	Indicates a management contract or compensatory plan.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.
Date: March 20, 2023	/s/ Khurram Sheikh
By: Khurram Sheikh
Chairman, Chief Executive Officer and Director

CXAPP INC.
Date: March 20, 2023	/s/ Michael Angel
By: Michael Angel
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
Date:	March 20, 2023

/s/ Michael Angel
Name:	Michael Angel
Title:	Chief Financial Officer
Date:	March 20, 2023

/s/ Leon Papkoff
Name:	Leon Papkoff
Title:	Chief Product Officer
Date:	March 20, 2023

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	March 20, 2023

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	March 20, 2023

/s/ George Mathai
Name:	George Mathai
Title:	Director
Date:	March 20, 2023

/s/ Shanti Priya
Name:	Shanti Priya
Title:	Director
Date:	March 20, 2023