Form 10-K/A
period 2022-12-31
CXApp Inc.
filed 2023-04-19
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are CXApp Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of CXApp Inc., for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 (the “Original Filing”).

The Company had recognized a liability upon closing of their initial public offering in December 2020, the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claims to this deferred commission in June 2022.

The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a reversal in the same relative allocation applied at the initial public offering. Offering costs allocated to the Class A common shares will be reversed against the Class A common shares and the offering cost allocated to the derivative warrant liabilities will be reversed on the statement of operations.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2022 (the “Annual Report”) and the unaudited financial statements as of June 30, 2022 and September 30, 2022 (the “Quarterly Reports”) should no longer be relied upon and that it is appropriate to restate the Annual Report and each of the Quarterly Reports referenced above. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s consolidated financial statements included in the Original Filing.

The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

The Company is filing this Amendment No. 1 to include additional Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the waiver as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the liability extinguishment did not have any impact on the Company’s liquidity, cash flows, costs of operations in the period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations for the affected period.

In accordance with Rule 12b-15under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to include additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not modify or update any other disclosures in the Original Filing.

CXAPP INC.

FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

PART I.

References in this Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our,” the “Company”or “CXApp” are to CXApp Inc., a Delaware corporation, and its subsidiaries. References to our “management” or our “management team” refer to our officers and directors.

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

Our management and our audit committee concluded that it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2022.

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

As described elsewhere in the Annual Report, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation in June 2022. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our reported accretion of Class A common stock subject to possible redemption, reported net income and earnings per share and related financial disclosures for the three and six months ended June 30, 2022, the three and nine months ended September 30, 2022 and for the fiscal year ended December 31, 2022 (the “Affected Periods”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the Business Combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to its accounting for the extinguishment of contingent obligations. See “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2022. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the extinguishment of a contingent obligations in June 2022.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the extinguishment, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

In this Annual Report Form 10-K/A for the year ended December 31, 2022, we are restating our audited financial statements as of, and for the year ended December 31, 2022.

The restatement results from our prior accounting for an extinguishment of a significant contingent obligation, with a resulting non-operating gain recognized in our statement of operations for the three and six months ended June 30, 2022, for the nine months ended September 30, 2022 and for the year ended December 31, 2022, instead of recognizing the extinguishment as a reversal in the same relative allocation applied at the initial public offering. The offering cost allocated to the Class A common shares will be reversed against the Class A common shares and the cost allocated to derivative warrant liabilities will be reversed on the statement of operations.

The Company had recognized a liability upon closing of their initial public offering in December 2020 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claim to this deferred commission in June 2022.

Therefore, our management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that our previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, we will restate its financial statements in this Form 10-K/A for our audited financial statements as of December 31, 2022.

The change in accounting for the extinguishment did not have any impact on the Company’s liquidity, and cash flows in the period.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the liability extinguishment. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the liability extinguishment. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein

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

JOBS Act Accounting Election

Following the transaction, Design Reactor will be an “emerging growth company” as defined in the JOBS Act. As such, Design Reactor will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-

Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. Design Reactor has not made a decision whether to take advantage of any or all of these exemptions. If Design Reactor does take advantage of some or all of these exemptions, some investors may find Design Reactor’s common stock less attractive. The result may be a less active trading market for Design Reactor’s common stock and its stock price may be more volatile.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the material weakness and restatement described above were identified subsequent to December 31, 2022.

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

Mr. Michael Angel has served in numerous senior financial positions mainly focused on technology businesses headquartered in Silicon Valley since 1984. Since 2021, Mr. Angel has been a fractional and interim “CFO” consultant, primarily for several SaaS and other subscription model businesses as an independent consultant of Burkland Associates, LLC. From 2018 to 2021, he was the Chief Financial Officer of Digilens Inc., an IP/ patent licensing, materials company, focused on augmented reality waveguide technologies. From 2013 to 2018, he was an independent fractional or interim “CFO” consultant to a number of venture capital backed technology companies, including businesses focused on SaaS, AI, wireless systems, 3D imaging, IP/ patent licensing, through his consulting firm Angel Financial Management. His experience between 1999 and 2003 included being the Chief Financial Officer of several publicly held companies that were primarily technology focused. His experience prior to 1999, includes senior financial positions with National

Semiconductor and Hitachi Data Systems, and he was a Senior Audit Manager in the technology practice of Price Waterhouse. He received a Bachelor’s degree in Business Administration: Accounting concentration from California State University, Chico.

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $127,000 and $96,000, respectively, for the services Withum performed in connection with the audit of our December 31, 2022 and 2021 consolidated financial statements included in this Annual Report on Form 10-K/A.

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

PART IV.

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:
(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

To the Stockholders and the Board of Directors of
CXApp, Inc. (f/k/a KINS Technology Group Inc.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CXApp, Inc. (f/k/a KINS Technology Group Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statement of income for the year ended 2022. Management has since evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit.  Accordingly, the 2022 financial statements have been restated to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by June 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 19, 2023

PCAOB ID Number 100

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	As Restated
ASSETS
Current assets
Cash	$224,489	$406,126
Prepaid expenses	3,536	126,667
Total current assets	228,025	532,793

Cash and investments held in trust account	3,923,804	278,836,080
TOTAL ASSETS	$4,151,829	$279,368,873

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,833,412	$767,253
Income taxes payable	49,175	—
Promissory note – related party	347,961	—
Total current liabilities	3,230,548	767,253

Derivative liabilities	722,400	11,275,369
Deferred underwriting fee payable	—	9,660,000
TOTAL LIABILITIES	3,952,948	21,702,622

Commitments and Contingencies

Class A common stock subject to possible redemption, 387,551 and 27,600,000 shares at $10.10 per share redemption value as of December 31, 2022 and 2021, respectively	3,914,265	278,760,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(3,716,074)	(21,094,439)
Total Stockholders’ Deficit	(3,715,384)	(21,093,749)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$4,151,829	$279,368,873

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	As Restated
Operating and formation costs	$2,950,464	$1,497,914
Loss from operations	(2,950,464)	(1,497,914)

Other income:
Interest earned on cash and investments held in Trust Account	421,504	68,295
Interest income - bank	76	72
Change in fair value of derivative liability	10,552,969	10,637,431
Gain on forgiveness of deferred underwriting fee	371,910	—
Other income	11,346,459	10,705,798

Income before provision for income taxes	8,395,995	9,207,884
Provision for income taxes	(49,175)	—
Net income	$8,346,820	$9,207,884

Basic and diluted weighted average shares outstanding, Class A common stock	12,546,423	27,600,000

Basic and diluted net income per share, Class A common stock	$0.43	$0.27

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000

Basic and diluted net income per share, Class B common stock	$0.43	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 (AS RESTATED) AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$—	$(30,302,323)	$(30,301,633)

Net income	—	—	—	—	—	9,207,884	9,207,884

Balance — December 31, 2021	—	—	6,900,000	690	—	(21,094,439)	(21,093,749)

Change in value of common stock subject to redemption	—	—	—	—	—	9,031,545	9,031,545

Net income	—	—	—	—	—	8,346,820	8,346,820

Balance — December 31, 2022 (As Restated)	—	$—	6,900,000	$690	$—	$(3,716,074)	$(3,715,384)

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	As Restated
Cash Flows from Operating Activities:
Net income	$8,346,820	$9,207,884
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(421,504)	(68,295)
Change in fair value of derivative liability	(10,552,969)	(10,637,431)
Gain on forgiveness of deferred underwriting fee	(371,910)	—
Changes in operating assets and liabilities:
Prepaid expenses	123,131	329,967
Income tax payable	49,175	—
Accounts payable and accrued expenses	2,066,159	572,554
Net cash used in operating activities	(761,098)	(595,321)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise tax	231,500	—
Cash withdrawn from trust account in connection with redemptions	275,102,280	—
Net cash provided by investing activities	275,333,780	—

Cash Flows from Financing Activities:
Redemptions of common stock	(275,102,280)	—
Borrowings under promissory note	347,961	—
Payment of offering costs	—	(17,579)
Net cash used in financing activities	(274,754,319)	(17,579)

Net Change in Cash	(181,637)	(612,900)
Cash – Beginning of period	406,126	1,019,026
Cash – End of period	$224,489	$406,126

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$256,545	$—
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	$(9,288,090)	$—
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had recognized a liability upon closing of their initial public offering in December 2020 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claims to this deferred commission in June 2022. The Company previously recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the three and six months ended June 30, 2022, nine months ended September 30, 2022 and the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a reversal in the same relative allocation applied at the initial public offering.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s unaudited financial statements for three and six months ended June 30, 2022, nine months ended September 30, 2022, and the audited financial statements for the year ended December 31, 2022 included in the Annual Report on the Company’s Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 (the “Original Filing”).

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

Impact of the Restatement

The impact of the restatement on the consolidated statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Statement of Operations for the Three Months Ended June 30, 2022
Gain on forgiveness of deferred underwriting fee payable	9,660,000	(9,288,090)	371,910
Total other income (expenses)	10,396,046	(9,288,090)	1,107,956
Income (loss) before benefit from (provision for) income taxes	10,094,313	(9,288,090)	806,223
Net Income	10,071,447	(9,288,090)	783,357
Basic and diluted weighted average shares outstanding - Class A common stock	14,481,736	—	14,481,736
Basic and diluted earnings per share - Class A common stock	$0.47	$(0.43)	$0.04
Basic and diluted weighted average shares outstanding - Class B common stock	6,900,000	—	6,900,000
Basic and diluted earnings per share - Class B common stock	$0.47	$(0.43)	$0.04

	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Statement of Operations for the Six Months Ended June 30, 2022
Gain on forgiveness of deferred underwriting fee payable	9,660,000	(9,288,090)	371,910
Total other income (expenses)	18,587,467	(9,288,090)	9,299,377
Income (loss) before benefit from (provision for) income taxes	17,962,482	(9,288,090)	8,674,392
Net Income	17,939,616	(9,288,090)	8,651,526
Basic and diluted weighted average shares outstanding - Class A common stock	21,004,630	—	21,004,630
Basic and diluted earnings per share - Class A common stock	$0.64	$(0.33)	$0.31
Basic and diluted weighted average shares outstanding - Class B common stock	6,900,000	—	6,900,000
Basic and diluted earnings per share - Class B common stock	$0.64	$(0.33)	$0.31

	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Statement of Operations for the Nine Months Ended September 30, 2022
Gain on forgiveness of deferred underwriting fee payable	9,660,000	(9,288,090)	371,910
Total other income (expenses)	20,560,364	(9,288,090)	11,272,274
Income (loss) before benefit from (provision for) income taxes	18,838,653	(9,288,090)	9,550,563
Net Income	18,811,924	(9,288,090)	9,523,834
Basic and diluted weighted average shares outstanding – Class A common stock	16,466,455	—	16,466,455
Basic and diluted earnings per share – Class A common stock	$0.81	$(0.40)	$0.41
Basic and diluted weighted average shares outstanding - Class B common stock	6,900,000	—	6,900,000
Basic and diluted earnings per share - Class B common stock	$0.81	$(0.40)	$0.41

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations for the Year Ended December 31, 2022
Gain on forgiveness of deferred underwriting fee payable	9,660,000	(9,288,090)	371,910
Total other income (expenses)	20,634,549	(9,288,090)	11,346,459
Income (loss) before benefit from (provision for) income taxes	17,684,085	(9,288,090)	8,395,995
Net Income	17,634,910	(9,288,090)	8,346,820
Basic and diluted weighted average shares outstanding - Class A common stock	12,546,423	—	12,546,423
Basic and diluted earnings per share - Class A common stock	$0.91	$(0.48)	$0.43
Basic and diluted weighted average shares outstanding - Class B common stock	6,900,000	—	6,900,000
Basic and diluted earnings per share - Class B common stock	$0.91	$(0.48)	$0.43

	Accumulated Deficit
	As Previously
	Reported	Adjustment	As Restated
Unaudited Statement of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2022
Balance – March 31, 2022	$(13,226,270)	$—	$(13,225,580)
Net income	10,071,447	(9,288,090)	783,357
Accretion of Class A common stock to redemption value	(242,995)	9,288,090	9,045,095
Balance – June 30, 2022	$(3,397,818)	$—	$(3,397,128)

	Accumulated Deficit
	As Previously
	Reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit for the Year Ended December 31, 2022
Balance – December 31, 2021	$(21,094,439)	$—	$(21,094,439)
Net income	17,634,910	(9,288,090)	8,346,820
Accretion of Class A common stock to redemption value	(256,545)	9,288,090	9,031,545
Balance – December 31, 2022	$(3,716,074)	$—	$(3,716,074)

	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Statement of Cash Flows for the Six Months Ended June 30, 2022
Net Income	17,939,616	(9,288,090)	8,651,526
Gain on forgiveness of deferred underwriting fee payable	(9,660,000)	9,288,090	(371,910)
Non-Cash Investing and Financing Activities
Extinguishment of deferred underwriting fee payable allocated to public shares	—	(9,288,090)	(9,288,090)

	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Statement of Cash Flows for the Nine Months Ended September 30, 2022
Net Income	18,811,924	(9,288,090)	9,523,834
Gain on forgiveness of deferred underwriting fee payable	(9,660,000)	9,288,090	(371,910)
Non-Cash Investing and Financing Activities
Extinguishment of deferred underwriting fee payable allocated to public shares	—	(9,288,090)	(9,288,090)

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows for the Year Ended December 31, 2022
Net Income	17,634,910	(9,288,090)	8,346,820
Gain on forgiveness of deferred underwriting fee payable	(9,660,000)	9,288,090	(371,910)
Non-Cash Investing and Financing Activities
Extinguishment of deferred underwriting fee payable allocated to public shares	—	(9,288,090)	(9,288,090)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2022 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the liability extinguishment in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

At December 31, 2022 and 2021, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2021	$278,760,000
Plus:
Accretion of carrying value to redemption value	—
Class A common stock subject to possible redemption, December 31, 2021	278,760,000
Plus:
Waiver of Class A common stock issuance costs	9,288,090
Less:
Accretion of carrying value to redemption value	(9,031,545)
Redemption of Class A Common Stock	(275,102,280)
Class A common stock subject to redemption, December 31, 2022	$3,914,265

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended
	December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$5,385,193	$2,961,627	$7,366,307	$1,841,577
Denominator:
Basic and diluted weighted average shares outstanding	12,546,423	6,900,000	27,600,000	6,900,000

Basic and diluted net income per common stock	$0.43	$0.43	$0.27	$0.27

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 4 — PUBLIC OFFERING

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

Sponsor Support Agreement

On September 25, 2022, in connection with the execution of the Merger Agreement, the Company, Inpixon, CXApp and the Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to vote any of the Company’s securities held by it to approve the Business Combination and the other of the Company’s stockholder matters required pursuant to the Merger Agreement, and not to seek redemption of any of the Company’s securities in connection with the consummation of the Business Combination. Pursuant to the Sponsor Support Agreement, the Sponsor and the Company also agreed to amend the letter agreement, dated as of December 14, 2020 between the Sponsor and the Company (the “Insider Letter”) to amend the Founder Shares Lock-Up Period (as defined in the Insider Letter) to provide for lock-up of its shares of the Company’s Class B common stock, par value $0.0001 per share (“Company’s Class B Common Stock”) (or Company’s Class A Common Shares issuable upon conversion thereof) until the earlier of (A) the 180th day after the closing of the Merger and (B) (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction following the closing of the Merger or (y) the day that the last reported sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period following the Closing of the Merger; provided, that 22% of such shares (subject to adjustment) shall not be subject to foregoing lock-up. Additionally, Sponsor has agreed to exchange 6,150,000 shares of the Company’s Class B Common Stock, equal to such that the number of shares of the Company’s Common Stock issued as aggregate merger consideration exceeds (by one share): (i) the aggregate number of shares of the Company’s Class A Common Stock held by Sponsor at Closing (after taking into the exchange), plus (ii) the aggregate number of shares of the Company’s Class B Common Stock held by certain funds and accounts managed by BlackRock, Inc. (including all Potential Forfeiture Shares (as defined in the Sponsor Support Agreement)), plus (iii) the aggregate number of shares of the Company’s Class A Common Stock that have not properly elected to redeem their shares of the Company’s Class A Common Stock pursuant to the Company’s governing documents, plus (iii) any shares of the Company’s Common Stock issued as incentives for non-redemption transactions and financing transactions, in each case, free and clear of all liens; provided, that, in no instance shall the number of shares issued to Sponsor in the exchange be less than 5,150,000 shares of the Company’s Class A Common Stock.

NOTE 8 — STOCKHOLDERS’ DEFICIT

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 9 — DERIVATIVE WARRANT LIABILITIES

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 10 — INCOME TAX

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 11 — FAIR VALUE MEASUREMENTS

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

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

CXAPP INC. (F/K/A KINS TECHNOLOGY GROUP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

AS RESTATED

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

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
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

Item 16.    Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.
Date: April 19, 2023	/s/ Khurram Sheikh
By: Khurram Sheikh
Chairman, Chief Executive Officer and Director

CXAPP INC.
Date: April 19, 2023	/s/ Michael Angel
By: Michael Angel
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
Date:	April 19, 2023

/s/ Michael Angel
Name:	Michael Angel
Title:	Chief Financial Officer
Date:	April 19, 2023

/s/ Leon Papkoff
Name:	Leon Papkoff
Title:	Chief Product Officer
Date:	April 19, 2023

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	April 19, 2023

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	April 19, 2023

/s/ George Mathai
Name:	George Mathai
Title:	Director
Date:	April 19, 2023

/s/ Shanti Priya
Name:	Shanti Priya
Title:	Director
Date:	April 19, 2023