Form 10-K/A
period 2022-12-31
CXApp Inc.
filed 2023-04-21
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

CXApp Inc. (the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K to (i) provide the conformed signature of WithumSmith+Brown, PC, which was inadvertently omitted, on the Report of Independent Registered Public Accounting Firm (the “Report”) at page F-2 in Part IV of the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 19, 2023 (“Amendment No. 1”), and (ii) correct the date of the Report, which was an administrative error, as the original signature page was fully executed on April 17, 2023 and was in the Company's possession at the time of the filing of Amendment No. 1.

This Amendment No. 2 does not modify or update any other disclosures in the Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with Amendment No. 1.

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

/s/ WithumSmith+Brown, PC

New York, New York

April 17, 2023

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

CXAPP INC.

	By:	/s/ Khurram Sheikh
Khurram Sheikh
Chairman, Chief Executive Officer and Director

Date: April 21, 2023