Form 10-Q
period 2023-03-31
CXApp Inc.
filed 2023-05-19
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39642

CXApp Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	85-2104918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Palo Alto Square, Suite 200

3000 El Camino Real

Palo Alto, CA 94306

(Address of principal executive offices, zip code)

(650) 575-4456

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	CXAI	The Nasdaq Stock Market LLC
Warrants to purchase common stock	CXAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 15, 2023, there were 8,582,699 shares of Class A common stock, $0.0001 par value, and 5,487,300 shares of Class C common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) (Successor) and December 31, 2022 (audited) (Predecessor)	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Period from March 15, 2023 to March 31, 2023 (Successor), the Period from January 1, 2023 to March 14, 2023 (Predecessor), and the Three Months Ended March 31, 2022 (Predecessor)	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Period from March 15, 2023 to March 31, 2023 (Successor), the Period from January 1, 2023 to March 14, 2023 (Predecessor), and the Three Months Ended March 31, 2022 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Period from March 15, 2023 to March 31, 2023 (Successor), the Period from January 1, 2023 to March 14, 2023 (Predecessor), and the Three Months Ended March 31, 2022 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

SIGNATURES		36

i

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$6,724	$6,308
Accounts receivable	2,671	1,338
Notes and other receivables	102	273
Prepaid expenses and other current assets	1,232	650
Total current assets	10,729	8,569

Property and equipment, net	153	202
Intangible assets, net	20,753	19,289
Operating lease right-of-use asset, net	549	681
Software development costs, net	-	487
Goodwill	44,122	-
Other assets	78	52

Total Assets	$76,384	$29,280

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$596	$1,054
Accrued liabilities	3,233	1,736
Deferred revenue	2,690	2,162
Acquisition liability	-	197
Warrant liability	963	-
Operating lease obligation, current	195	266
Total current liabilities	7,677	5,415

Operating lease obligation, noncurrent	376	444
Other liabilities	-	30
Deferred tax liability	2,778	-
Total Liabilities	$10,831	$5,889

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized, 8,582,699 shares issued and outstanding as of March 31, 2023	1	-
Class C Common Stock, $0.0001 par value; 10,000,000 shares authorized, 5,487,300 shares issued and outstanding as of March 31, 2023	1	-
Additional paid-in capital	71,536	-
Accumulated deficit	(5,985)	-
Accumulated other comprehensive income	-	1,155
Net parent investment	-	22,236
Total Stockholders’ Equity	$65,553	$23,391

Total Liabilities and Stockholders’ Equity	$76,384	$29,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Revenues	$342	$1,620	$2,582

Cost of Revenues	87	483	589

Gross Profit	255	1,137	1,993

Operating Expenses
Research and development	211	1,455	1,991
Sales and marketing	174	964	1,122
General and administrative	241	2,293	2,304
Amortization of intangible assets	116	806	975
Change in fair value of earnout	-	-	(2,827)
Total Operating Expenses	742	5,518	3,565

Loss from Operations	(487)	(4,381)	(1,572)

Other Income (Expense)
Interest income (expense), net	(1)	1	1
Change in fair value of derivative liability	1,686	-	-
Total Other Income (Expense)	1,685	1	1

Net Income (Loss), before tax	1,198	(4,380)	(1,571)
Income tax benefit/(provision)	1,560	-	(100)
Net Income (Loss)	$2,758	$(4,380)	$(1,671)
Unrealized foreign exchange loss from cumulative translation adjustments	-	(28)	(189)
Comprehensive Income (Loss)	$2,758	$(4,408)	$(1,860)

Basic and dilutive weighted average shares outstanding, Class A common stock	8,582,699
Basic and dilutive net income per share, Class A common stock	$0.20

Basic and dilutive weighted average shares outstanding, Class C common stock	5,487,300
Basic and dilutive net income per share, Class C common stock	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor

	Net parent investment	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at January 1, 2022	$20,155	$56	$20,211
Net loss	(1,671)	-	(1,671)
Stock-based compensation allocated from parent	647	-	647
Parent’s common shares issued for CXApp earnout	3,697	-	3,697
Taxes paid related to net share settlement of restricted stock units	(104)	-	(104)
Net investments from parent	6,444	-	6,444
Cumulative translation adjustment	-	(189)	(189)
Balance at March 31, 2022	$29,168	$(133)	$29,035

Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investments from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor

	Class A Common Stock		Class C Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	income	(Deficit)
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,743)	$-	$(7,135)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net income	-	-	-	-	-	2,758	-	2,758
Stock-based compensation	-	-	-	-	2	-	-	2
Balance at March 31, 2023	8,582,699	$1	5,487,300	$1	$71,536	$(5,985)	$-	$65,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Operating activities
Net income (loss)	$2,758	$(4,380)	$(1,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4	228	145
Amortization of intangible assets	116	806	975
Amortization of right of use asset	8	40	56
Deferred income taxes	(1,560)	-	(2)
Stock-based compensation expense	2	158	647
Gain on earnout payment liability	-	-	(2,827)
(Gain) loss on foreign currency transactions	3	(32)	(266)
Gain on change in fair value of derivative liability	(1,686)	-	-

Change in assets and liabilities:
Accounts receivable and other receivables	(335)	(857)	(304)
Prepaid expenses and other current assets	(100)	(20)	(521)
Other assets	(37)	-	42
Accounts payable	135	(796)	(94)
Accrued liabilities	(3,888)	(787)	100
Income tax liabilities	-	-	6
Operating lease liabilities	(7)	(38)	(56)
Deferred revenue	156	534	(370)
Net cash used in operating activities	(4,431)	(5,144)	(4,140)

Investing activities
Purchases of property and equipment	(23)	(9)	(12)
Investment in capitalized software	-	(45)	(39)
Cash acquired in connection with Business Combination	10,003	-	-
Net cash provided by (used in) investing activities	9,980	(54)	(51)

Financing activities
Net equity investment from parent	-	9,089	6,444
Taxes paid related to stock based compensation	-	-	(104)
Repayment of CXApp acquisition liability	-	(197)	(1,787)
Repayment of related party promissory note	(328)	-	-
Net cash (used in) provided by financing activities	(328)	8,892	4,553

Effect of exchange rate changes on cash and cash equivalents	-	1	4
Net increase in cash and cash equivalents	5,221	3,695	366
Cash and cash equivalents, beginning of period	1,503	6,308	5,028
Cash and cash equivalents, end of period	$6,724	$10,003	$5,394

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental schedule of noncash investing and financing activities
Parent’s net equity issued for CX App earnout	$-	$-	$3,697
Noncash distribution	$-	$409	$-
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$69,928	$-	$-
Financing of Director and Officer Insurance (see Note 9)	$537	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization, Nature of Business and Basis of Presentation

CXApp Inc. and its subsidiaries (“CXApp” or the “Company”) is in the business of delivering intelligent enterprise workplace experiences. The CXApp SaaS platform offers a suite of leading-edge technology workplace experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies and an AI-based analytics platform, targeting the emerging hybrid workplace market to provide enhanced experiences across people, places, and things. CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through The Workplace SuperApp. All features, services and integrations are housed in one easy-to-access platform allowing businesses to deliver a more holistic employee experiences in a hybrid workplace.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, CXApp does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of CXApp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023. These interim unaudited condensed consolidated financial statement should be read in conjunction with KINS Technology Group Inc.’s (“KINS”) audited consolidated financial statements and notes for the year ended December 31, 2022 and 2021 included in the annual report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on April 19, 2023, and the annual report of Legacy CXApp for the year ended December 31, 2022 and 2021 included as an exhibit to Form 8-K filed with the SEC on March 20, 2023. All material inter-company balances and transactions have been eliminated.

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”), was entered into by and among Inpixon, KINS Technology Group Inc., a Delaware corporation, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (“Legacy CXApp”) in exchange for the issuance of shares of KINS capital stock (the “Business Combination”). As a result of the Business Combination, KINS changed their name to CXApp Inc. (“New CXApp”). The shares are now trading on the Nasdaq using the ticker CXAI. The transaction closed on March 14, 2023. See Note 3 for more details.

Unless the context otherwise requires, “we,” “us,” “our,” “CXApp” and the “Company” refer to CXApp Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination (as defined below). Unless the context otherwise requires, references to “KINS” refer to KINS Technology Group Inc., a Delaware corporation (“KINS”), the Company prior to the Business Combination. All references herein to the “Board” refer to the board of directors of the Company. “Legacy CXApp” refers to CXApp Holding Corp., a Delaware corporation and a wholly owned subsidiary of the Company, which the Company acquired through the Business Combination. Prior to the Separation (as defined below), Legacy CXApp was a wholly owned subsidiary of Inpixon, a Nevada corporation (“Inpixon”).

The Business Combination was accounted for using the acquisition method (as a forward merger), with goodwill and other identifiable intangible assets recorded in accordance with GAAP, as applicable. Under this method of accounting, the “Enterprise Apps Business” (formerly known as CXApp) is treated as the “acquired” company for financial reporting purposes. KINS (now known as CXApp Inc.) has been determined to be the accounting acquirer because KINS maintains control of the Board of Directors and management of the combined company.

The unaudited condensed consolidated financial statements of Successor and Predecessor are not comparable due to a new basis of accounting that was created from the business combination that occurred on the Closing Date (Note 3). Therefore, the reporting period has been separated by a black line in the condensed consolidated financial statements with the Predecessor representing the pre-Closing Date period (January 1, 2023 through March 14, 2023) and the Successor representing the post-Closing Date period (March 15, 2023 through March 31, 2023). The Company noted that the “Predecessor” includes financial information related to the Enterprise Apps Business (as defined in Note 3), while the “Successor” includes financial information related to the newly formed company after the business combination.

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of March 31, 2023 (Successor), the Company has a working capital surplus of approximately $3,052 thousand and cash and cash equivalents of approximately $6,724 thousand. For the period ended March 31, 2023 (Successor), the Company incurred net income of approximately $2,758 thousand. During the period ended March 31, 2023 (Successor), the Company used approximately $4,431 thousand of cash for operating activities, of which $3,888 thousand was from a reduction in accrued liabilities, primarily paying merger related transaction liabilities. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and utilization of cash in its operations are indicators of substantial doubt that the entity can continue as a going concern however with the Company’s current liquidity position the Company has taken steps to reduce operating expenses and extend it’s runway. The Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and may consider raising funds from equity financings. Management believes that the actions presently being taken to further implement its business plan and generate its revenues provide the opportunity for the Company to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect for at least twelve months from the issuance of these condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance for credit losses;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of March 31, 2023 (Successor), the Company had cash equivalents of approximately $2,000 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less and at December 31, 2022 (Predecessor) the Company had no cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for credit losses is not significant as of March 31, 2023 (Successor) and at December 31, 2022 (Predecessor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 1 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor), and three months ended March 31, 2022 (Predecessor).

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company, due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

Leases and Right-of-Use Assets

The Company determines if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally uses their incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use assets related to the Company’s operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. The Company’s lease terms that are used in determining their operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that the Company will exercise such options. The Company amortizes their right-of-use assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company does not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Comprehensive Income (Loss) and Foreign Currency Translation

The Company reports comprehensive income (loss) and its components in its unaudited condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine peso and Canadian Dollar, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor).

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

License Subscription Revenue Recognition (Software As A Service)

With respect to sales of the Company’s license agreements, customers generally pay fixed annual fees in advance in exchange for the Company’s software service provided by via electronic, which are generally recognized ratably over the license term. Some agreements allow the customer to terminate their subscription contracts before the end of the applicable term, and in such cases the customer is generally entitled to a refund pro-rata but only for the elapsed time remaining at the point of termination, which would approximate the deferred revenue at such time. The Company’s performance obligation is satisfied over time as the electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The timing of the Company’s revenue recognition related to the licensing revenue stream is dependent on whether the software licensing agreement entered into represents a service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.

Renewals or extensions of licenses are evaluated as distinct licenses and revenue attributed to the distinct service is not recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. Renewal contracts are not combined with original contracts, and, as a result, the renewal right is evaluated in the same manner as all other additional rights granted after the initial contract. The revenue is not recognized until the customer can begin to use and benefit from the license, which is typically at the beginning of the license renewal period. The Company recognizes revenue resulting from renewal of licensed software over time.

Professional Services Revenue Recognition

The Company’s professional services include milestone, fixed fee and time and materials contracts.

Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,690 thousand and $2,162 thousand as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $170 thousand, $865 thousand, and $1,328 thousand that was included in the contract liability balance at the beginning of the period, for the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor), respectively.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs to Obtain a Contract

The Company recognizes eligible sales commissions as an asset as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term.

Cost to Fulfill a Contract

The Company incurs costs to fulfill their obligations under a contract once it has obtained. These costs are generally not significant and are recorded to expense as incurred.

Multiple Performance Obligations

The Company enters into contracts with customers for its technology that include multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company’s process for determining standalone selling price considers multiple factors including the Company’s internal pricing model and market trends that may vary depending upon the facts and circumstances related to each performance obligation.

Sales and Use Taxes

The Company presents transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal during each of the reporting periods.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are included as of and subsequent to the acquisition date.

Segments

The Company and its Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker (“CODM”) determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as an expense over the period during which the recipient is required to provide services in exchange for that award. Forfeitures of unvested stock options are recorded when they occur.

The Company incurred stock-based compensation charges of approximately $2 thousand, $158 thousand and $647 thousand for the period ended March 31, 2023 (Successor), the period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor), respectively, which are included in general and administrative expenses.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company currently has two sets of warrants outstanding, known as the Private Placement Warrants and the Public Warrants, which are both classified as a liability.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability, and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and amounted to approximately $1,686 thousand for the period ended March 31, 2023 (Successor). The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net income per common share for period ended March 31, 2023 (Successor), which are excluded from the calculation because (i) the warrants were below their exercise price and (ii) the stock options were not vested :

Successor
Period from March 15, 2023 to March 31, 2023
Stock options	1,377
Warrants	24,080
Total	25,457

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” (“ASC 820”), provides guidance on the development and disclosure of fair value measurements. The Company follows this authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

●	Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

●	Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. Fair value measurements are applied, when applicable, to determine the fair value of the Company’s warrant liability at each reporting period. See Note 10.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes and other receivable and accounts payable. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted FASB ASC 360 “Property, Plant, and Equipment” (“ASC 360”) for its long-lived assets. Pursuant to ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Based on its assessments, the Company recorded no impairment charges on long-lived assets for period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor), respectively.

Recently Issued and Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which addresses diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. Under the new guidance, the acquirer is required to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The effective date of the standard is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. CXApp adopted ASU 2021-08 on January 1, 2022. As a result of management’s evaluation, the adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

The Company evaluated recently issued FASB accounting pronouncements and noted that no recent announcements were applicable to the Company.

NOTE 3 – Business Combination

On March 14, 2023, the Company completed the Agreement and Plan of Merger (the “Merger Agreement”), by and among KINS, Inpixon, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS combined with CXApp, Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”). In exchange for the agreed upon aggregate purchase price of approximately $69,928 thousand, the Company acquired all of the related assets and liabilities of Legacy CXApp. The consideration transferred in connection with the Business Combination consisted of 1,547,700 shares of the Company’s Class A Common Stock and 5,487,300 shares of the Company’s Class C Common Stock valued at a price of $9.94 per share. The preliminary estimated goodwill of approximately $44,122 thousand arising from the Business Combination consists of an acquired workforce, as well as synergies expected from combined operations of KINS and the CXApp.

The Company has authorized Class A and Class C common stock. Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger.

The Business Combination is being accounted for as a business combination in accordance with ASC 805 Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Business Combinations. These values are subject to change as we perform additional reviews of our assumptions utilized.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has made a provisional allocation of the purchase price of the Business Combination to the assets acquired and the liabilities assumed as of the closing date. The following table summarizes the preliminary purchase price allocations relating to the Business Combination (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Purchase Price	$69,928

Assets acquired:
Cash and cash equivalents	$10,003
Accounts receivable	2,226
Notes and other receivables	209
Prepaid assets and other current assets	588
Operating lease right of use asset	557
Property and equipment, net	133
Other assets	42
Developed technology	9,268	10 years
Patents	2,703	10 years
Customer relationships	5,604	5 years
Tradenames and trademarks	3,294	7 years
Total assets acquired	$34,627

Liabilities assumed:
Accounts payable	$461
Accrued liabilities	911
Deferred revenues	2,534
Operating lease obligation, current	194
Operating lease obligation, noncurrent	384
Deferred tax liability	4,337
Total liabilities assumed	8,821
Goodwill	$44,122

The value of the intangible assets and goodwill were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. Goodwill represents the excess fair value after allocation to the intangible assets. The calculated goodwill is not tax deductible for tax purposes.

Total acquisition-related costs for the Business Combination were approximately $3,000 thousand, which were incurred by KINS prior to the close of the Business Combination. These costs are included in the opening retained earnings of the Company on March 15, 2023.

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts.  In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  The Company continues to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities.

CXApp Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the three month periods ended March 31, 2023 and March 31, 2022, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2022) instead of on March 14, 2023. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and the acquired CXApp is as follows (in thousands):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$1,962	$2,582
Net income (loss)	$(6,365)	$6,197

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Disaggregation of Revenue

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its enterprise apps solutions systems, and professional services for work performed in conjunction with its systems.

Revenues consisted of the following (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Subscription revenue
Software	240	1,204	1,259
Total subscription revenue	$240	$1,204	$1,259

Non-subscription revenue
Professional services	102	416	1,323
Total non-subscription revenue	$102	$416	$1,323

Total Revenue	$342	$1,620	$2,582

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Revenue recognized over time(1)(2)	342	1,620	2,582
Total	$342	$1,620	$2,582

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized overtime.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2023	December 31, 2022
Computer and office equipment	$139	$992
Furniture and fixtures	11	185
Leasehold improvements	6	28
Software	1	8
Total	157	1,213
Less: accumulated depreciation and amortization	(4)	(1,011)
Total Property and Equipment, Net	$153	$202

Depreciation and amortization expense were approximately $4 thousand, $19 thousand and $36 thousand for the period ended March 31, 2023 (Successor), the period ended March 14, 2023 (Predecessor), and three months ended March 31, 2022 (Predecessor), respectively.

NOTE 6 – Software Development Costs, net

Capitalized software development costs consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2023	December 31, 2022
Capitalized software development costs	$-	$2,680
Accumulated amortization	-	(2,193)
Software development costs, net	-	487

Amortization expense for capitalized software development costs was approximately $209 thousand and $113 thousand for the period ended March 14, 2023 (Predecessor) and the three months ended March 31, 2022 (Predecessor). There was no amortization expense for capitalized software development costs for the period ended March 31, 2023 (Successor).

NOTE 7 – Goodwill and Intangible Assets

The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill for the period ended March 31, 2023 (Successor) was $44,122 thousand, which was entirely due to the business combination noted in Note 3. The Company did not have any goodwill for the period ended March 14, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor).

Goodwill consisted of the following (in thousands):

Acquisition	Amount
Balance as of March 14, 2023	$-
Acquisition of Legacy CXApp	44,122
Balance as of March 31, 2023	$44,122

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following (in thousands):

	March 31, 2023 (Successor)				December 31, 2022 (Predecessor)
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	7 years	$3,294	$(20)	$3,274	$2,183	$(725)	$1,458
Customer Relationships	5 years	5,604	(47)	5,557	6,401	(1,765)	4,636
Developed Technology	10 years	9,268	(38)	9,230	15,179	(3,398)	11,781
Non-compete Agreements		-	-	-	3,150	(1,736)	1,414
Patents and Intellectual Property	10 years	2,703	(11)	2,692	-	-	-
Totals		$20,869	$(116)	$20,753	$26,913	$(7,624)	$19,289

Aggregate Amortization Expense:

Aggregate amortization expense for the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor) and three months ended March 31, 2022 (Predecessor) was $116 thousand, $806 thousand and $975 thousand, respectively.

Future amortization expense on intangible assets is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2023	$2,091
2024	2,788
2025	2,788
2026	2,788
2027	2,788
2028 and thereafter	7,510
Total	$20,753

NOTE 8 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2023	December 31, 2022
License agreements	$2,388	$1,937
Professional Service agreements	302	225
Total Deferred Revenue	$2,690	$2,162

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2023	December 31, 2022
Insurance premiums and accrued interest	$538	$-
Related party promissory note	20	-
Income tax payables	57	-
Related party payable	1,155	-
Accrued compensation and benefits	650	586
Accrued bonus and commissions	192	422
Accrued rent	3	559
Accrued other	561	83
Accrued sales and other indirect taxes payable	6	86
Accrued liabilities	$3,182	$1,736

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2023. The agreement states that the Company will pay a total of $671 thousand in premiums at an annual percentage rate of 8%. The first of nine monthly separate installment payments begin on April 14, 2023. The Company paid a down payment on the policy of $134 thousand. As of March 31, 2023 (Successor) the Company currently owes $538 thousand on the D&O insurance policy.

Related Party Liabilities

As of March 31, 2023, the Company's related party liabilities consisted of a promissory note payable to the KINS sponsor in the amount of $20 thousand for working capital.  As of March 31, 2023, accrued liabilities include an estimate of approximately $1,045 thousand due to Inpixon by CXApp resulting from an agreement to reimburse Inpixon (subject to review and acceptance by the Company) for certain transaction related costs incurred by Inpixon on behalf of KINS prior to March 14, 2023. This amount is subject to an ongoing review and evaluation by the Company. Additionally, as of March 31, 2023, accrued liabilities include (i) $30 thousand for estimated costs related to transition services provided by Inpixon to CXApp and (ii) $80 thousand of reimbursable expenses incurred by Inpixon on behalf of CXApp during the period from March 15, 2023 to March 31, 2023.

In connection with a distribution of CXApp securities by KINS Capital LLC, Inpixon is entitled to acquire 2,500,000 CXApp Private Placement Warrants, which reflects Inpixon’s existing indirect interests in CXApp.

NOTE 10 - Warrant Liabilities

As of March 31, 2023 (Successor) there were 13,800 thousand Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

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

The Company has filed a registration statement on Form S-1 (Registration No. 333-271340) under the Securities Act on April 19, 2023 covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and will use its commercially reasonable efforts to have it declared effective by the SEC within 60 business days following a Business Combination. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00 – Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●	If, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

As of March 31, 2023 (Successor), there were 10,280 thousand Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Stock Option Plan and Stock-Based Compensation

To calculate the stock-based compensation resulting from the issuance of options uses the Black-Scholes option pricing model, which is affected by the Company’s fair value of its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the CXApp Inc. 2023 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the terms of the Incentive Plan, there are 2,110,500 shares of CXApp Class A Common Stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the closing (giving effect to the redemptions).

Employee Stock Options

During the period ended March 31, 2023 (Successor), a total of 1,377 thousand of stock options for the purchase of the Company’s common stock were granted to employees and directors of the Company. These options vest over a 2 year period, with 50% vested at the end of year one and 50% vested at the end of year two. The options have a life of 5 to 7 years and an exercise price of $1.53 per share. The stock options were valued using the Black-Scholes option valuation model and the fair value of the awards was determined to be approximately $688 thousand. The fair value of the common stock as of the grant date was determined to be $1.53 per share.

During the period ended March 31, 2023 (Successor), the Company recorded a charge of approximately $2 thousand for the amortization of employee stock options, which is included in the general and administrative section of the condensed consolidated statement of operations.

As of March 31, 2023 (Successor), the fair value of non-vested options totalled approximately $686 thousand, which will be amortized to expense over the weighted average remaining term of 2.0 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the period ended March 31, 2023 (Successor) were as follows:

Risk-free interest rate	3.62% – 3.67%
Expected life of option grants	5 – 7 years
Expected volatility of underlying stock	37.35%
Dividends assumption	0%

NOTE 12 – Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The Company noted that the only financial asset or financial liability that is subject to the fair value framework established in ASC 820 are the Warrant Liabilities (Note 10). The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company classified the public placement warrants recorded at fair value of on a recurring basis of $552 thousand as a level 1 investment, as the fair value was determined using quoted prices of the security in active markets. The Company classified the private placement warrants liabilities recorded at fair value of $411 thousand as a level 2 investment, as the fair value was determined utilizing the observable market price for the public placement warrants as the private placement warrants are not actively traded.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $1,560 thousand for the period ended March 31, 2023 (Successor). The Company recorded an income tax expense of approximately $0 thousand and $100 thousand for the period ended March 14, 2023 (Predecessor), and three months ended March 31, 2022 (Predecessor), respectively.

The effective tax rate for period ended March 31, 2023 (Successor) was approximately (164.0%). The income tax benefit, and negative effective tax rate, for the period ended March 31, 2023 (Successor) is a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination. The Company acquired approximately $4,337 thousand of deferred tax liability associated with the Business Combination. As a result of the Company released its valuation allowance as deferred tax assets will become realizable.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor) was immaterial. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Philippines	Eliminations	Total
For the Period Ended March 31, 2023 (Successor):
Revenues by geographic area	$272	$70	$-	$196	$(196)	$342
Operating income (loss) by geographic area	$(486)	$(158)	$-	$157	$-	$(487)
Net income (loss) by geographic area	$2,780	$(158)	$-	$157	$(21)	$2,758

For the Period Ended March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$-	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$-	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$-	$3	$-	$(4,380)

For the Three Months Ended March 31, 2022 (Predecessor):
Revenues by geographic area	$2,167	$601	$270	$-	$(456)	$2,582
Operating income (loss) by geographic area	$(650)	$(1,008)	$72	$-	$14	$(1,572)
Net income (loss) by geographic area	$(519)	$(1,139)	$(27)	$-	$14	$(1,671)

As of March 31, 2023 (Successor)
Identifiable assets by geographic area	$75,059	$991	$-	$405	$(71)	$76,384
Long lived assets by geographic area	$20,817	$417	$-	$222	$-	$21,455
Goodwill by geographic area	$44,122	$-	$-	$-	$-	$44,122

As of December 31, 2022 (Predecessor)
Identifiable assets by geographic area	$24,591	$5,484	$228	$415	$(1,438)	$29,280
Long lived assets by geographic area	$15,558	$4,788	$98	$215	$-	$20,659
Goodwill by geographic area	$-	$-	$-	$-	$-	$-

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Leases

The Company has operating leases for administrative offices in Canada and the Philippines. The Manila, Philippines office lease expires in May 2025 and the Canada lease expires in June 2026. The Company entered into a 13-month lease for administrative offices in California on April 1, 2023 with lease payments of approximately $19 thousand per month. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of operations for the period ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor), and three months ended March 31, 2022 (Predecessor) was approximately $9 thousand, $57 thousand and $97 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of March 31, 2023 (Successor), the weighted average remaining lease term is 2.7 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of year ended December 31, 2022 (Predecessor), the weighted average remaining lease term is 2.8 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

NOTE 17 – Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with KINS’s consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 19, 2023, and annual report of Legacy CXApp included as an exhibit in the Form 8-K, as filed with the SEC on March 20, 2023. References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the period ended, March 31, 2023, for the predecessor and successor.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview of Our Business

The CXApp SaaS platform offers a suite of leading-edge technology workplace experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies and an AI-based analytics platform, targeting the emerging hybrid workplace market to provide enhanced experiences across people, places, and things.

CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through The Workplace SuperApp. All features, services, and integrations are housed in one easy-to-access platform allowing businesses to deliver a more holistic employee experience in a hybrid workplace.

Recent Events

The Business Combination

On September 25, 2022, Inpixon entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (“KINS”), CXApp Holding Corp., a Delaware corporation and newly formed wholly-owned subsidiary of Inpixon (“CXApp” and, together with Inpixon, collectively, the “Companies”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired the company which consisted of Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) in exchange for the issuance of shares of KINS capital stock valued at approximately $70,000 thousand (the “Business Combination”).

Immediately prior to the Merger (as defined below) and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, Inc., a California corporation (“Design Reactor”) (the “Separation and Distribution Agreement”), and other ancillary conveyance documents, Inpixon, among other things and on the terms and subject to the conditions of the Separation and Distribution Agreement, transferred the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the “Reorganization”) and, in connection therewith, distributed (the “Distribution”) to Inpixon securityholders and other security holders 100% of the common stock of CXApp, par value $0.00001 (the “CXApp Common Stock”), as further described below.

Immediately following the Distribution, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into CXApp (the “Merger”), with CXApp continuing as the surviving company in the Merger and as a wholly-owned subsidiary of KINS.

On March 14, 2023 (the “Distribution Date”), Inpixon completed the Separation of its enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) and certain related assets and liabilities through a spin-off of Legacy CXApp to Inpixon’s shareholders of record as of March 6, 2023 (the “Record Date”) on a pro rata basis. Pursuant to the Transaction Agreements, Inpixon contributed (the “Contribution”) to Legacy CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to Legacy CXApp. In consideration for the Contribution, Legacy CXApp issued to Inpixon additional shares of Legacy CXApp common stock such that the number of shares of Legacy CXApp common stock then outstanding equalled the number of shares of Legacy CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of Legacy CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock and 0.3457605844401750 of a share of New CXApp Class C common stock. New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger.

Tax Matters Agreement

On March 14, 2023, in connection with the consummation of the Business Combination and as contemplated by the Separation Agreement, CXApp, Legacy CXApp and Inpixon entered into the Tax Matters Agreement (the “Tax Matters Agreement”) which governs each party’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

RESULTS OF OPERATIONS

Comparison of the results of operations for the periods ended March 31, 2023 (Successor), period ended March 14, 2023 (Predecessor), and the three months ended March 31, 2022 (Predecessor)

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

	Successor	Predecessor
(in thousands)	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Condensed Consolidated Statements of Operations Data
Revenues	$342	$1,620	$2,582
Cost of revenues	87	483	589
Gross profit	255	1,137	1,993
Operating expenses	742	5,518	3,565
Loss from operations	(487)	(4,381)	(1,572)
Other income (expense), net	1,685	1	1
Income tax benefit/(provision)	1,560	-	(100)
Net income (loss)	$2,758	$(4,380)	$(1,671)

Revenues

The Company derives revenue from subscription software as a service, design, deployment and implementation services for its enterprise apps business. Revenue was $342 thousand and $1,620 thousand for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $2,582 thousand for the three months ended March 31, 2022 (Predecessor). This decrease of $620 thousand is primarily attributable to timing of sales and level of bookings.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $87 thousand and $483 thousand for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $589 thousand for the three months ended March 31, 2022 (Predecessor). The gross profit margin was 75% and 70% for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to 77% for the three months ended March 31, 2022 (Predecessor). This fluctuation in gross margin is primarily due to the sales mix during the year and the timing of related support expenses.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. Operating expenses were $742 thousand and $5,518 thousand for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $3,565 thousand for the three months ended March 31, 2022 (Predecessor). This increase of $2,695 thousand is primarily attributable to a $2,827 thousand benefit recorded during the three months ended March 31, 2022 (Predecessor) related to an earnout.

Other Income/(Expense)

Other income/(expense) was an $1,685 thousand in income and $1 thousand in income for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $1 thousand in income for the three months ended March 31, 2022 (Predecessor). This increase in other income was primarily attributable to changes in fair value of derivative warrant liabilities of $1,686 thousand during the period ended March 31, 2023 (Successor).

Provision for Income Taxes

There was an income tax benefit of approximately $1,560 thousand and $0 thousand for the period ended March 31, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared income tax expense of $100 thousand for the three months ended March 31, 2022 (Predecessor). The income tax benefit relates for the period ended March 31, 2023 (Successor) primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination.

Non-GAAP Financial information

EBITDA

The Company includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, tax and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non- recurring items and non-cash stock-based compensation. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Net income (loss)	$2,758	$(4,380)	$(1,671)
Interest and other (income)	1	(1)	(1)
Income tax (benefit)/provision	(1,560)	-	100
Depreciation and amortization	120	1,034	1,120
EBITDA	1,319	(3,347)	(452)
Adjusted for:
Earnout compensation expense (benefit)	-	-	(2,827)
Changes in fair value of warrant liabilities	(1,686)	-	-
Unrealized (gains) losses	3	(32)	(266)
Stock-based compensation - compensation and related benefits	2	158	647
Adjusted EBITDA	$(362)	$(3,221)	$(2,898)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items including acquisition transaction and financing costs, impairment, unrealized gains, stock based compensation, interest income and expense, and income tax benefit.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other condensed consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2023 (Successor), our principal source of liquidity was cash and cash equivalents of $6,724 thousand.

Financing Obligations and Requirements

As of March 31, 2023 (Successor), the Company has a working capital surplus of approximately $3,052 thousand, and cash and cash equivalents of approximately $6,724 thousand. For the period ended March 31, 2023 (Successor), the Company had a net income of approximately $2,758 thousand. During the period ended March 31, 2023 (Successor), the Company used approximately $4,431 thousand of cash for operating activities.

The Company cannot assure you that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. To the extent that our resources from the business combination are insufficient to satisfy our cash requirements, we may enter into equity or debt financing transactions. These transactions are expected to provide us additional cash to fund our capital and liquidity requirements in the short and long-term. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, or eliminating redundancies, which may adversely affect our business, operating results, financial condition and prospects. Our business has been impacted by the COVID-19 pandemic and general macroeconomic conditions and may continue to be impacted. While we have been able to continue operations remotely, we have and continue to experience impact in the demand of certain products and delays in certain projects and customer orders either because customer facilities being partially or fully closed during the pandemic or because of the uncertainty of the customer’s financial position and ability to invest in our technology.

The total impact that COVID-19 and general macroeconomic conditions may continue to impact our results of operations continues to remain uncertain and there are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected. The Company’s recurring losses and utilization of cash in its operations are indicators of going concern however with the Company’s current liquidity position and access to capital markets, the Company believes it has the ability to mitigate such concerns for a period of at least one year from the date this financial statements were made issued.

Liquidity and Capital Resources

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022

Cash flows (used in) provided by
Net cash used in operating activities	$(4,431)	$(5,144)	$(4,140)
Net cash provided by (used in) investing activities	9,980	(54)	(51)
Net cash (used in) provided by financing activities	(328)	8,892	4,553
Effect of exchange rates on cash	-	1	4
Net increase in cash and cash equivalents	$5,221	$3,695	$366

	Successor	Predecessor
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$6,724	$6,308
Working capital surplus	$3,052	$3,154

Operating Activities for the periods ended March 31, 2023 (Successor), March 14, 2023 (Predecessor), and the three months ended March 31, 2022 (Predecessor)

	Successor	Predecessor
	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended March 31, 2022
Net income (loss)	$2,758	$(4,380)	$(1,671)
Non-cash income and expenses	(3,113)	1,200	(1,272)
Net change in operating assets and liabilities	(4,076)	(1,964)	(1,197)
Net cash used in operating activities	$(4,431)	$(5,144)	$(4,140)

Cash Flows from Investing Activities for the periods ended March 31, 2023 (Successor), March 14, 2023 (Predecessor), and the three months ended March 31, 2022 (Predecessor)

Net cash flows provided by investing activities during the period ended March 31, 2023 (Successor) was approximately $9,980 thousand compared to net cash flows used in investing activities for the period ended March 14, 2023 (Predecessor) and during the three months ended March 31, 2022 (Predecessor) of approximately $54 thousand and $51 thousand, respectively. Cash flows related to investing activities during the period ended March 31, 2023 (Successor) include $23.0 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period ended March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software. Cash flows related to investing activities during the three months ended March 31, 2022 (Predecessor) include $12 thousand for the purchase of property and equipment, and $39 thousand for investment in capitalized software.

Cash Flows from Financing Activities for the periods ended March 31, 2023 (Successor), March 14, 2023 (Predecessor), and the three months ended March 31, 2022 (Predecessor)

Net cash flows used in financing activities during period ended March 31, 2023 (Successor) was $328 thousand compared to net cash flows provided by financing activities for the period ended March 14, 2023 (Predecessor) and during the three months ended March 31, 2022 (Predecessor) of approximately $8,892 thousand and $4,553 thousand, respectively. During the period ended March 31, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note. During the period ended March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability. During the three months ended March 31, 2022 (Predecessor), the Company received $6,444 thousand in incoming cash flows from parent, and paid $104 thousand and $1,787 thousand in cash outflows from taxes paid related to share based compensation and from a payment of an acquisition liability, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our balance sheet. As of March 31, 2023 (Successor), the total obligation for operating leases is approximately $571 thousand, of which approximately $195 thousand is expected to be paid in the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the condensed consolidated financial statements which are included elsewhere in this filing. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service and professional services for its enterprise apps software.

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

●	Revenue related to subscription software as a service contract is recognized over time using the output method (days of software provided) because we are providing continuous access to its service.

●	Professional services revenue is accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the statement of operations in proportion to the stage of completion of the contract. Accounting for these contracts involves the use of estimates to determine total contract costs to be incurred.

●	Professional services revenue under fixed fee contracts is recognized over time using the input method (direct labor hours) to recognize revenue over the term of the contract. We have elected the practical expedient to recognize revenue for the right to invoice because our right to consideration corresponds directly with the value to the customer of the performance completed to date.

We also consider whether an arrangement has any discounts, material rights, or specified future upgrades that may represent additional performance obligations. We offer discounts in the form of prompt payment discounts and rebates for a decrease in service level percentages. We have determined that the most likely amount method is most useful for contracts that provides these discounts and rebates as the contracts have two potential outcomes and a significant reversal in the amount of cumulative revenue recognized is not expected to occur. Discounts have not historically been significant, but we continue to monitor and evaluate these estimates based on historical experience, anticipated performance, and our best judgment. Renewals or extensions of licenses are evaluated as distinct licenses (i.e., a distinct good or service), and revenue attributed to the distinct good or service cannot be recognized until (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period.

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the period ended March 31, 2023 (Successor) or the year ended December 31, 2022 (Predecessor).

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the period ended March 14, 2023 (Predecessor), period ended March 31, 2023 (Successor), and the three months ended March 31, 2022 (Predecessor), which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

We have recorded goodwill and other indefinite-lived assets in connection with the Business Combination. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

We analyzed goodwill first to assess qualitative factors, such as macroeconomic conditions, changes in the business environment and reporting unit specific events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If we bypass the qualitative assessment or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others made by management: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies and (iii) the adequacy of future income as of and for the period ended March 31, 2023 (Successor), based upon certain economic conditions and historical losses through March 31, 2023. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for the Company as of March 31, 2023 (Successor) and December 31, 2022 (Predecessor), and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the period ended March 31, 2023 (Successor), the period ended March 14, 2023 (Predecessor), or the three months ended March 31, 2022 (Predecessor).

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our financial results will be adjusted. All acquisition costs are expensed as incurred. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

Upon acquisition, the accounts and results of operations are combined as of and subsequent to the acquisition date and are included in our financial statements from the acquisition date.

Derivative Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our Condensed Consolidated Statements of Operations. We utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

JOBS Act Accounting Election

Following the transaction, CXApp will be an “emerging growth company” as defined in the JOBS Act. As such, the Company will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. The Company has not made a decision whether to take advantage of any or all of these exemptions. If the Company does take advantage of some or all of these exemptions, some investors may find the Company’s common stock less attractive. The result may be a less active trading market for the Company’s common stock and its stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards, meaning that CXApp, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards. Section 107 of the JOBS Act provides that our decision not to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2023 (Successor) and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period ended March 31, 2023 (Successor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against CXApp or any members of its management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K/A filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.1	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023)

10.2	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.3+	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.4#	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.5#	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Michael Angel (incorporated herein by reference from Exhibit 10.13 of KINS’ Registration Statement on Form S-4 (File No. 333-267938, filed February 9, 2023).

10.6#	Employment Agreement, dated as of March 29, 2023, by and between Khurram P. Sheikh and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.7#	Employment Agreement, dated as of March 29, 2023, by and between Leon Papkoff and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
**	Furnished.
+	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: May 19, 2023	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Michael Angel
	Name:	Michael Angel
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)