Form 10-Q
period 2023-06-30
CXApp Inc.
filed 2023-08-14
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 9,617,699 shares of Class A common stock, $0.0001 par value, and 5,487,300 shares of Class C common stock, $0.0001 par value, issued and outstanding.

CXAPP, INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) (Successor) and December 31, 2022 (Predecessor)	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2023 (Successor), the period from March 15, 2023 to June 30, 2023 (Successor), the period from January 1, 2023 to March 14, 2023 (Predecessor), and the three and six months ended June 30, 2022 (Predecessor)	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), the period from January 1, 2023 to March 14, 2023 (Predecessor), and the three and six months ended June 30, 2022 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the period from March 15, 2023 to June 30, 2023 (Successor), the period from January 1, 2023 to March 14, 2023 (Predecessor), and the six months ended June 30, 2022 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

SIGNATURES		44

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,543	$6,308
Accounts receivable	1,190	1,338
Notes and other receivables	292	273
Prepaid expenses and other current assets	1,115	650
Total current assets	7,140	8,569

Property and equipment, net	131	202
Intangible assets, net	20,056	19,289
Operating lease right-of-use asset, net	684	681
Software development costs, net	-	487
Goodwill	44,200	-
Other assets	78	52

Total Assets	$72,289	$29,280

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$742	$1,054
Accrued liabilities	2,945	1,736
Deferred revenue	2,200	2,162
Acquisition liability	-	197
Warrant liability	13,003	-
Operating lease obligation, current	376	266
Total current liabilities	19,266	5,415

Operating lease obligation, noncurrent	330	444
Other liabilities	-	30
Deferred tax liability	1,813	-

Total Liabilities	21,409	5,889

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized, 8,582,699 shares issued and outstanding as of June 30, 2023	1	-
Class C Common Stock, $0.0001 par value; 10,000,000 shares authorized, 5,487,300 shares issued and outstanding as of June 30, 2023	1	-
Additional paid-in capital	71,632	-
Accumulated deficit	(20,715)	-
Accumulated other comprehensive income (loss)	(39)	1,155
Net parent investment	-	22,236
Total Stockholders’ Equity	50,880	23,391

Total Liabilities and Stockholders’ Equity	$72,289	$29,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues	$1,915	$2,257	$1,620	$2,149	$4,731

Cost of Revenues	480	567	483	540	1,129

Gross Profit	1,435	1,690	1,137	1,609	3,602

Operating Expenses
Research and development	1,668	1,879	1,455	2,430	4,421
Sales and marketing	1,177	1,351	964	1,604	2,726
General and administrative	1,412	1,653	2,293	1,892	4,196
Acquisition related costs	164	164	-	16	16
Amortization of intangible assets	697	813	806	973	1,948
Impairment of Goodwill	-	-	-	5,540	5,540
Change in fair value of earnout payable	-	-	-	-	(2,827)
Total Operating Expenses	5,118	5,860	5,518	12,455	16,020

Loss from Operations	(3,683)	(4,170)	(4,381)	(10,846)	(12,418)

Other Income (Expense)
Interest income, net	5	4	1	8	9
Change in fair value of derivative liability	(12,040)	(10,354)	-	-	-
Other income (expense), net	7	7	-	(234)	(234)
Total Other Income (Expense)	(12,028)	(10,343)	1	(226)	(225)

Net Loss, before tax	(15,711)	(14,513)	(4,380)	(11,072)	(12,643)
Income tax benefit/(provision)	981	2,541	-	38	(62)
Net Loss	$(14,730)	$(11,972)	$(4,380)	$(11,034)	$(12,705)
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(39)	(39)	(28)	394	205
Comprehensive Loss	$(14,769)	$(12,011)	$(4,408)	$(10,640)	$(12,500)

Basic and diluted weighted average shares outstanding, Class A common stock	8,582,699	8,582,699
Basic and diluted net loss per share, Class A common stock	$(1.05)	$(0.85)

Basic and diluted weighted average shares outstanding, Class C common stock	5,487,300	5,487,300
Basic and diluted net loss per share, Class C common stock	$(1.05)	$(0.85)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor

	Net parent investment	Accumulated other comprehensive income	Total Stockholders’ Equity
Balance at January 1, 2022	$20,155	$56	$20,211
Net loss	(1,671)	-	(1,671)
Stock-based compensation allocated from parent	647	-	647
Parent’s common shares issued for CXApp earnout	3,697	-	3,697
Taxes paid related to net share settlement of restricted stock units	(104)	-	(104)
Net investments from parent	6,444	-	6,444
Cumulative translation adjustment	-	(189)	(189)
Balance at March 31, 2022	$29,168	$(133)	$29,035
Net loss	(11,034)	-	(11,034)
Stock-based compensation allocated from parent	355	-	355
Net investments from parent	4,057	-	4,057
Cumulative translation adjustment	-	394	394
Balance at June 30, 2022	$22,546	$261	$22,807

Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investments from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor

	Class A Common Stock		Class C Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,743)	$-	$(7,135)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net income	-	-	-	-	-	2,758	-	2,758
Stock-based compensation	-	-	-	-	2	-	-	2
Cumulative translation adjustment	-	-	-	-	-	-	-	-
Balance at March 31, 2023	8,582,699	$1	5,487,300	$1	$71,536	$(5,985)	$-	$65,553
Net loss	-	-	-	-	-	(14,730)	-	(14,730)
Stock-based compensation	-	-	-	-	96	-	-	96
Cumulative translation adjustment	-	-	-	-	-	-	(39)	(39)
Balance at June 30, 2023	8,582,699	$1	5,487,300	$1	$71,632	$(20,715)	$(39)	$50,880

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Six Months ended June 30, 2022
Operating activities
Net loss	$(11,972)	$(4,380)	$(12,705)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	28	228	310
Amortization of intangible assets	813	806	1,948
Amortization of right of use asset	102	40	132
Deferred income taxes	(2,541)	-	-
Provision for bad debt expense	1	-	-
Stock-based compensation expense	98	158	1,002
Gain on change in fair value of earnout payable	-	-	(2,827)
(Gain) loss on foreign currency transactions	(4)	(32)	172
Loss on change in fair value of derivative liability	10,354	-	-
Impairment of goodwill	-	-	5,540
Other	-	-	(166)
Change in operating assets and liabilities:
Accounts receivable and other receivables	962	(857)	599
Prepaid expenses and other current assets	152	(20)	(618)
Other assets	(37)	-	19
Accounts payable	281	(796)	(332)
Accrued liabilities	(4,399)	(787)	874
Income tax liabilities	-	-	(518)
Operating lease liabilities	(102)	(38)	(131)
Deferred revenue	(334)	534	(685)
Net cash used in operating activities	(6,598)	(5,144)	(7,386)

Investing activities
Purchases of property and equipment	(26)	(9)	(50)
Investment in capitalized software	-	(45)	(159)
Cash acquired in connection with Business Combination	10,003	-	-
Net cash provided by (used in) investing activities	9,977	(54)	(209)

Financing activities
Net equity investment from parent	-	9,089	10,501
Taxes paid related to stock-based compensation	-	-	(104)
Repayment of CXApp acquisition liability	-	(197)	(1,846)
Repayment of related party promissory note	(328)	-	-
Net cash (used in) provided by financing activities	(328)	8,892	8,551

Effect of exchange rate changes on cash and cash equivalents	(11)	1	166
Net increase in cash and cash equivalents	3,040	3,695	1,122
Cash and cash equivalents, beginning of period	1,503	6,308	5,028
Cash and cash equivalents, end of period	$4,543	$10,003	$6,150

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-	$100
Cash paid for interest	$6	$-	$1

Supplemental schedule of noncash investing and financing activities
Right of use asset obtained in exchange for lease liability	$230	$-	$284
Parent’s common shares issued for CXApp earnout	$-	$-	$3,697
Noncash investment from parent	$-	$409	$-
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$69,928	$-	$-
Financing of Director and Officer Insurance (see Note 9)	$671	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization, Nature of Business and Basis of Presentation

CXApp Inc. and its subsidiaries (“CXApp” or the “Company”) is in the business of delivering intelligent enterprise workplace experiences. The CXApp SaaS platform is anchored on the intersection of customer experience (CX) and artificial intelligence (AI) providing digital transformation for the physical workplace for enhanced experiences across people, places and things.

The CXApp SaaS platform offers a suite of leading-edge technology workplace experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies, generative AI applications and an AI-based analytics platform, targeting the emerging hybrid workplace market. CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through The Workplace SuperApp. All features, services and integrations are housed in one easy-to-access platform allowing businesses to deliver a more holistic employee experience in a hybrid workplace.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, CXApp does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of CXApp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the periods presented are not necessarily indicative of the results for the full year ending December 31, 2023. These interim unaudited condensed consolidated financial statement should be read in conjunction with KINS Technology Group Inc.’s (“KINS”) audited consolidated financial statements and notes for the year ended December 31, 2022 and 2021 included in the annual report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on April 19, 2023, and the annual report of Legacy CXApp (as defined below) for the year ended December 31, 2022 and 2021 included as an exhibit to Form 8-K filed with the SEC on March 20, 2023. All material inter-company balances and transactions have been eliminated.

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”), was entered into by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (“Legacy CXApp”) in exchange for the issuance of shares of KINS capital stock (the “Business Combination”). As a result of the Business Combination, KINS changed their name to CXApp Inc. (“CXApp”). The shares are now trading on the Nasdaq using the ticker CXAI. The transaction closed on March 14, 2023. See Note 3 for more details.

Unless the context otherwise requires, “we,” “us,” “our,” “CXApp” and the “Company” refer to CXApp Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination (as defined below). Unless the context otherwise requires, references to “KINS” refer to KINS Technology Group Inc., a Delaware corporation (“KINS”), prior to the Business Combination. All references herein to the “Board” refer to the board of directors of the Company. “Legacy CXApp” refers to CXApp Holding Corp., a Delaware corporation and a wholly owned subsidiary of the Company, which the Company acquired through the Business Combination. Prior to the Separation (as defined below), Legacy CXApp was a wholly owned subsidiary of Inpixon, a Nevada corporation (“Inpixon”).

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

The unaudited condensed consolidated financial statements of Successor and Predecessor are not comparable due to a new basis of accounting that was created from the business combination that occurred on the Closing Date (see Note 3). Therefore, the reporting period has been separated by a black line in the condensed consolidated financial statements with the Predecessor representing the pre-Closing Date period (January 1, 2023 through March 14, 2023) and the Successor representing the post-Closing Date period (March 15, 2023 through June 30, 2023). The Company noted that the “Predecessor” includes financial information related to the Enterprise Apps Business (as defined in Note 3), while the “Successor” includes financial information related to the newly formed company after the business combination.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of June 30, 2023 (Successor) the Company had a working capital deficit of approximately $12,126 thousand and cash and cash equivalents of approximately $4,543 thousand. For the three months ended June 30, 2023 (Successor), and for the period from March 15, 2023 to June 30, 2023 (Successor) the Company incurred net losses of approximately $14,730 thousand and $11,972 thousand, respectively. For the period from March 15, 2023 to June 30, 2023 (Successor) the Company used approximately $6,598 thousand of cash for operating activities, of which $4,399 thousand was from a reduction in accrued liabilities, primarily paying merger related transaction liabilities. Subsequent to June 30, 2023, 435 thousand public warrants were exercised at the strike price of $11.50 by investors resulting in proceeds of $5,003 thousand. See Note 18 for more details. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalents and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and utilization of cash in its operations are indicators of substantial doubt that the entity can continue as a going concern however with the Company’s current liquidity position the Company has taken steps to reduce operating expenses resulting in a more efficient cost structure. The Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and may consider raising funds from equity financings. Management believes that the actions presently being taken to further implement its business plan and generate its revenues provide the opportunity for the Company to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect for the twelve months from the issuance of these condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of June 30, 2023 (Successor), the Company had cash equivalents of approximately $3,863 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2022 (Predecessor), the Company had no cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for credit losses is not significant as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor).

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor).

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment charges for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor). The Company incurred an impairment charge of approximately $5,540 thousand for the three months ended June 30, 2022 (Predecessor) and for the six months ended June 30, 2022 (Predecessor).

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

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

License Subscription Revenue Recognition (Software As A Service)

With respect to sales of the Company’s license agreements, customers generally pay fixed annual fees in advance in exchange for the Company’s software service provided via electronic means, which are generally recognized ratably over the license term. Some agreements allow the customer to terminate their subscription contracts before the end of the applicable term, and in such cases the customer is generally entitled to a refund pro-rata but only for the elapsed time remaining at the point of termination, which would approximate the deferred revenue at such time. The Company’s performance obligation is satisfied over time as the electronic services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), three months ended June 30, 2022 (Predecessor), and six months ended June 30, 2022 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,200 thousand and $2,162 thousand as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $729 thousand, $865 thousand, and $2,198 thousand, that was included in the contract liability balance at the beginning of the period, for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the six months ended June 30, 2022 (Predecessor), respectively.

Costs to Obtain a Contract

The Company recognizes eligible sales commissions as an asset within prepaid expenses and other current assets as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term.

Cost to Fulfill a Contract

The Company incurs costs to fulfill their obligations under a contract once it has obtained the contract. These costs are generally not significant and are recorded to expense as incurred.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales and Use Taxes

The Company presents transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be de minimus during each of the reporting periods.

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

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has issued stock-based compensation awards in the form of options and restricted stock units. Fair value for options and restricted stock units are valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award.

The grant date fair value of options is estimated using the Black-Scholes option pricing model based on the average of the high and low stock prices at the grant date for awards under the CXApp Inc. 2023 Equity Incentive Plan (the “Incentive Plan”). The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield is assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company uses the simplified method to estimate the expected term.

The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability, and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and amounted to approximately $12,040 thousand of a loss for the three months ended June 30, 2023 (Successor) and $10,354 thousand of a loss for the period from March 15, 2023 to June 30, 2023 (Successor). The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended June 30, 2023 (Successor) and for the period from March 15, 2023 to June 30, 2023 (Successor) basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended June 30, 2023 (Successor) and for the period from March 15, 2023 to June 30, 2023 (Successor).

	Successor
(in thousands)	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023
Stock options	985	985
Restricted stock units	160	160
Warrants	24,080	24,080
Total	25,225	25,225

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes and other receivables and accounts payable. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows FASB ASC 360 “Property, Plant, and Equipment” (“ASC 360”) for its long-lived assets. Pursuant to ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor).

Recently Issued Accounting Standards Not Yet Adopted

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing potential impacts of ASU 2023-03 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

NOTE 3 – Business Combination

On March 14, 2023, the Company completed the Agreement and Plan of Merger (the “Merger Agreement”), by and among KINS, Inpixon, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS combined with Legacy CXApp, Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”). In exchange for the aggregate purchase price of approximately $69,928 thousand, the Company acquired all of the related assets and liabilities of Legacy CXApp. The consideration transferred in connection with the Business Combination consisted of 1,547,700 shares of the Company’s Class A Common Stock and 5,487,300 shares of the Company’s Class C Common Stock valued at a price of $9.94 per share. The preliminary estimated goodwill of approximately $44,200 thousand arising from the Business Combination consists of an acquired workforce, as well as synergies expected from combined operations of KINS and the CXApp.

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

The Business Combination is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Business Combination. These values are subject to change as we perform additional reviews of our assumptions utilized.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has made a provisional allocation of the purchase price of the Business Combination to the assets acquired and the liabilities assumed as of the closing date. The following table summarizes the preliminary purchase price allocations relating to the Business Combination (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Purchase Price	$69,928

Assets acquired:
Cash and cash equivalents	$10,003
Accounts receivable	2,226
Notes and other receivables	209
Prepaid assets and other current assets	588
Operating lease right of use asset	557
Property and equipment, net	133
Other assets	42
Developed technology	9,268	10 years
Patents	2,703	10 years
Customer relationships	5,604	5 years
Tradenames and trademarks	3,294	7 years
Total assets acquired	$34,627

Liabilities assumed:
Accounts payable	$461
Accrued liabilities	972
Deferred revenues	2,534
Operating lease obligation, current	194
Operating lease obligation, noncurrent	384
Deferred tax liability	4,354
Total liabilities assumed	8,899
Goodwill	$44,200

The value of the intangible assets were calculated by a third party valuation firm based on projections and financial data provided by management of the Company. Goodwill represents the excess fair value after allocation to the intangible assets. The calculated goodwill is not deductible for tax purposes.

Total acquisition-related costs for the Business Combination were approximately $3,164 thousand. Of the total acquisition-related costs, approximately $3,000 thousand were incurred by KINS prior to the close of the Business Combination. These costs are included in the opening retained earnings of the Company on March 15, 2023. The remaining $164 thousand of acquisition-related costs were recorded as expense in the successor period and are included in acquisition related costs on the statements of operations for the three months ended June 30, 2023 (Successor) and the period from March 15, 2023 to June 30, 2023 (Successor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company continues to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities. For the three months ended June 30, 2023 (Successor), the Company recognized a measurement period adjustment, which increased accrued liabilities, deferred tax liability and goodwill by approximately $78 thousand.

CXApp Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the six month periods ended June 30, 2023, the six months ended June 30, 2022, and the three months ended June 30, 2022, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2022) instead of on March 14, 2023. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company, including the predecessor information of KINS, and the acquired CXApp is as follows (in thousands):

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2022
Revenues	$3,877	$4,731	$2,149
Net income (loss)	$(20,637)	$5,235	$(963)

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues consisted of the following (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended June 30, 2022	Six Months Ended June 30, 2022
Subscription revenue
Software	$1,513	$1,753	$1,204	$1,362	$2,621
Total subscription revenue	$1,513	$1,753	$1,204	$1,362	$2,621

Non-subscription revenue
Professional services	$402	$504	$416	$787	$2,110
Total non-subscription revenue	$402	$504	$416	$787	$2,110

Total Revenue	$1,915	$2,257	$1,620	$2,149	$4,731

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Three months ended June 30, 2022	Six Months Ended June 30, 2022
Revenue recognized over time(1)(2)	$1,915	$2,257	$1,620	$2,149	$4,731
Total	$1,915	$2,257	$1,620	$2,149	$4,731

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2023	December 31, 2022
Computer and office equipment	$140	$992
Furniture and fixtures	12	185
Leasehold improvements	6	28
Software	1	8
Total	159	1,213
Less: accumulated depreciation and amortization	(28)	(1,011)
Total Property and Equipment, Net	$131	$202

Depreciation and amortization expense were approximately $24 thousand, $28 thousand, $19 thousand, $30 thousand, and $66 thousand for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor), respectively.

NOTE 6 – Software Development Costs, net

Capitalized software development costs consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2023	December 31, 2022
Capitalized software development costs	$-	$2,680
Accumulated amortization	-	(2,193)
Software development costs, net	-	487

Amortization expense for capitalized software development costs was approximately $209 thousand, $130 thousand, and $244 thousand for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor), respectively. There was no amortization expense for capitalized software development costs for the three months ended June 30, 2023 (Successor) and for the period from March 15, 2023 to June 30, 2023 (Successor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Goodwill and Intangible Assets

The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill as of June 30, 2023 (Successor) was $44,200 thousand, which was entirely due to the business combination noted in Note 3. The Company noted that there were no qualitative or quantitative indicators of impairment present at the reporting date as of June 30, 2023.

As of June 30, 2022 (Predecessor), the Company’s goodwill balance and other assets with indefinite lives were evaluated for potential goodwill impairment as certain indications on a qualitative and a quantitative basis were identified that an impairment exists as of the reporting date primarily from a sustained decrease in the Parent’s stock price. During the three months ended June 30, 2022 (Predecessor) and for the six months ended June 30, 2022 (Predecessor), the Company recognized approximately $5,540 thousand of goodwill impairment.

Goodwill consisted of the following (in thousands):

Acquisition	Amount
Balance as of March 15, 2023	$-
Acquisition of Legacy CXApp	44,122
Measurement Period Adjustments	78
Balance as of June 30, 2023	$44,200

Intangible assets consisted of the following (in thousands):

	June 30, 2023 (Successor)				December 31, 2022 (Predecessor)
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	6.6	$3,294	$(137)	$3,157	$2,183	$(725)	$1,458
Customer Relationships	4.6	5,604	(327)	5,277	6,401	(1,765)	4,636
Developed Technology	9.6	9,268	(270)	8,998	15,179	(3,398)	11,781
Non-compete Agreements	-	-	-	-	3,150	(1,736)	1,414
Patents and Intellectual Property	9.6	2,703	(79)	2,624	-	-	-
Totals		$20,869	$(813)	$20,056	$26,913	$(7,624)	$19,289

Future amortization expense on intangible assets as of June 30, 2023 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2023	$1,394
2024	2,788
2025	2,788
2026	2,788
2027	2,788
2028 and thereafter	7,510
Total	$20,056

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	Successor
	License Agreements	Professional Service Agreements	Total
Deferred Revenue - March 15, 2023	$2,148	$386	$2,534
Revenue recognized	(1,753)	(504)	(2,257)
Revenue deferred	1,487	436	1,923
Deferred Revenue - June 30, 2023	$1,882	$318	$2,200

	Predecessor
	License Agreements	Professional Service Agreements	Total
Deferred Revenue - January 1, 2022	$2,524	$622	$3,146
Revenue recognized	(2,997)	(2,044)	(5,041)
Revenue deferred	2,493	1,854	4,347
Deferred Revenue - June 30, 2022	$2,020	$432	$2,452

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2023	December 31, 2022
Insurance premiums and accrued interest	$359	$-
Income tax payables	61	-
Accrued services	120	-
Accrued compensation and benefits	718	586
Accrued bonus and commissions	298	422
Accrued rent	-	559
Accrued transaction costs	872	-
Accrued other	504	83
Accrued sales and other indirect taxes payable	13	86
Accrued liabilities	$2,945	$1,736

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2023. The agreement states that the Company will pay a total of $671 thousand in premiums at an annual percentage rate of 8%. The first of nine monthly separate installment payments began on April 14, 2023. As of June 30, 2023 (Successor) the Company has paid $313 thousand in premiums and currently owes $359 thousand on the D&O insurance policy.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Warrant Liabilities

As of June 30, 2023 (Successor) there were 13,800 thousand Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) April 13, 2023 which is 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire on March 15, 2028 or earlier upon redemption or liquidation.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023 (Successor), there were 10,280 thousand Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 11 – Stock Option Plan and Stock-Based Compensation

To calculate the stock-based compensation resulting from the issuance of options the Company uses the Black-Scholes option pricing model, which is affected by the Company’s fair value of its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the Incentive Plan. The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the terms of the Incentive Plan, there are 2,110,500 shares of CXApp Class A Common Stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the closing of the Business Combination(giving effect to the redemptions).

Employee Stock Options

During the period from March 15, 2023 to June 30, 2023 (Successor), a total of 1,377 thousand of stock options for the purchase of the Company’s common stock were granted to employees and directors of the Company. These options vest over a 2 year period, with 50% vested at the end of year one and 50% vested at the end of year two. The options have a life of 5 to 10 years and an exercise price of $1.53 per option. The stock options were valued using the Black-Scholes option valuation model and the weighted average fair value of the awards granted during the period was determined to be $0.63 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $1.53 per share.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted-average exercise price	Weighted average remaining contractual term (years)	Weighted-Average Fair Value at Grant Date
Options outstanding at March 15, 2023	-	$-	-	$-
Granted	1,377,172	1.53
Forfeited	(392,272)	1.53
Options outstanding at June 30, 2023	984,900	$1.53	5.47	$0.61
Options exercisable at June 30, 2023	-	$-	-

The Company incurred stock-based compensation expenses associated with options of approximately $55 thousand, $57 thousand, $158 thousand, $355 thousand, and $1,002 thousand for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor), respectively, which is included in general and administrative expenses of the condensed consolidated statement of operations.

As of June 30, 2023 (Successor), the remaining unrecognized stock compensation expense totaled approximately $412 thousand. This amount will be recognized as expense over the weighted average remaining term of 1.75 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the period from March 15, 2023 to June 30, 2023 (Successor) were as follows:

Risk-free interest rate	3.62% - 3.67%
Expected life of option grants	5 - 7 years
Expected volatility of underlying stock	37.35%
Dividends assumption	$-

Restricted Stock Units

During the period from March 15, 2023 to June 30, 2023 (Successor), a total of 160 thousand restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates. These restricted units vest over a 2 year period, with 50% vested at the end of year one and 50% vested at the end of year two. The fair value of the common stock as of the various grant dates was determined to be $9.98 to $11.80 per restricted stock unit, for a weighted average fair value of $11.12 per restricted stock unit. There was no other activity related to restricted stock units during the period from March 15, 2023 to June 30, 2023 (Successor).

Restricted stock unit compensation expense was $41 thousand for the three months ended June 30, 2023 (Successor) and for the period from March 15, 2023 to June 30, 2023 (Successor), which is included in general and administrative expenses of the condensed consolidated statement of operations.

As of June 30, 2023 (Successor), the Company has approximately $1,116 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 2 years.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The Company noted that the only financial asset or financial liability that is subject to the fair value framework established in ASC 820 are the Warrant Liabilities (Note 10). The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company classified the public placement warrants recorded at fair value on a recurring basis of $7,452 thousand as a level 1 input, as the fair value was determined using quoted prices of the security in active markets. The Company classified the private placement warrants liabilities recorded at fair value of $5,551 thousand as a level 2 input, as the fair value was determined utilizing the observable market price for the public placement warrants as the private placement warrants are not actively traded.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $981 thousand, $2,541 thousand, and $38 thousand for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor) and for the three months ended June 30, 2022 (Predecessor), respectively. The Company recorded an income tax expense of approximately $62 thousand for the six months ended June 30, 2022 (Predecessor). The Company did not incur income tax expense for the period from January 1, 2023 to March 14, 2023 (Predecessor).

The effective tax rate for three months ended June 30, 2023 (Successor) and for the period from March 15, 2023 to June 30, 2023 (Successor) was (6.24)% and (17.51)%, respectively. The income tax benefit for the period from March 15, 2023 to June 30, 2023 (Successor) is a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination. The effective tax rate differs from the U.S. Federal statutory rate primarily due to reversal of a valuation allowance on deferred tax assets and disallowance of losses relating to change in fair value of warrant liabilities. The Company acquired approximately $4,354 thousand of deferred tax liability associated with the Business Combination. As a result the Company released its valuation allowance as deferred tax assets become realizable.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of June 30, 2023 (Successor) was $195 thousand. Cash in foreign financial institutions as of December 31, 2022 (Predecessor) was not significant. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Philippines	Eliminations	Total
For the Three Months Ended June 30, 2023 (Successor):
Revenues by geographic area	$1,550	$365	$-	$219	$(219)	$1,915
Operating income (loss) by geographic area	$(2,926)	$(766)	$-	$9	$-	$(3,683)
Net income (loss) by geographic area	$(13,980)	$(761)	$-	$11	$-	$(14,730)

For the Period from March 15, 2023 to June 30, 2023 (Successor):
Revenues by geographic area	$1,822	$435	$-	$415	$(415)	$2,257
Operating income (loss) by geographic area	$(3,412)	$(924)	$-	$166	$-	$(4,170)
Net income (loss) by geographic area	$(11,200)	$(919)	$-	$168	$(21)	$(11,972)

For the Period from January 1, 2023 to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$-	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$-	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$-	$3	$-	$(4,380)

For the Three Months Ended June 30, 2022 (Predecessor):
Revenues by geographic area	$1,718	$616	$144	$-	$(329)	$2,149
Operating income (loss) by geographic area	$(8,710)	$(2,067)	$(29)	$(26)	$(14)	$(10,846)
Net income (loss) by geographic area	$(8,563)	$(2,460)	$31	$(28)	$(14)	$(11,034)

For the Six Months Ended June 30, 2022 (Predecessor):
Revenues by geographic area	$3,885	$1,217	$414	$-	$(785)	$4,731
Operating income (loss) by geographic area	$(9,360)	$(3,075)	$43	$(26)	$-	$(12,418)
Net income (loss) by geographic area	$(9,082)	$(3,599)	$4	$(28)	$-	$(12,705)

As of June 30, 2023 (Successor)
Identifiable assets by geographic area	$71,911	$41	$-	$410	$(73)	$72,289
Long lived assets by geographic area	$20,290	$386	$-	$195	$-	$20,871
Goodwill by geographic area	$44,200	$-	$-	$-	$-	$44,200

As of December 31, 2022 (Predecessor)
Identifiable assets by geographic area	$24,591	$5,484	$228	$415	$(1,438)	$29,280
Long lived assets by geographic area	$15,558	$4,788	$98	$215	$-	$20,659
Goodwill by geographic area	$-	$-	$-	$-	$-	$-

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in June 2026, and the United States office lease expires in May 2024. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), for the three months ended June 30, 2022 (Predecessor), and for the six months ended June 30, 2022 (Predecessor) was approximately $56 thousand, $65 thousand, $57 thousand, $203 thousand, and $300 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of June 30, 2023 (Successor), the weighted average remaining lease term is 2.7 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2022 (Predecessor), the weighted average remaining lease term is 2.8 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – Subsequent Events

Warrant Exchange Agreement

On July 14, 2023, the Company entered into a Warrant Exchange Agreement (the “Agreement”) with an unaffiliated third party investor (the “Warrant Holder”) with respect to warrants to purchase an aggregate of 2,000 thousand shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on December 15, 2020 (the “Public Warrants”). Pursuant to the Agreement, on July 14, 2023, the Company is issuing an aggregate of 600 thousand shares of Common Stock to the Warrant Holder in exchange for the surrender and cancellation of the Public Warrants held by such holder.

Exercise of Warrants

The Company notes that from July 1, 2023 to the date of these financial statements (August 14, 2023), warrant holders have redeemed approximately 435 thousand warrants at an exercise price of $11.50, for a total of approximately $5,003 thousand of cash proceeds to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with KIN’s consolidated financial statements included in its annual report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on April 19, 2023, and the annual report of Legacy CXApp included as an exhibit in the Form 8-K, as filed with the SEC on March 20, 2023. References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the period ended, June 30, 2023, for the predecessor and successor.

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

On March 14, 2023 (the “Distribution Date”), Inpixon completed the Separation of its enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) and certain related assets and liabilities through a spin-off of Legacy CXApp to Inpixon’s shareholders of record as of March 6, 2023 (the “Record Date”) on a pro rata basis. Pursuant to the Transaction Agreements, Inpixon contributed (the “Contribution”) to Legacy CXApp cash and certain assets and liabilities constituting the Enterprise Apps Business, including certain related subsidiaries of Inpixon, to Legacy CXApp. In consideration for the Contribution, Legacy CXApp issued to Inpixon additional shares of Legacy CXApp common stock such that the number of shares of Legacy CXApp common stock then outstanding equaled the number of shares of Legacy CXApp common stock necessary to effect the Distribution. Pursuant to the Distribution, Inpixon shareholders as of the Record Date received one share of Legacy CXApp common stock for each share of Inpixon common stock held as of such date. Pursuant to the Merger Agreement, each share of Legacy CXApp common stock was thereafter exchanged for the right to receive 0.09752221612415190 of a share of New CXApp Class A common stock and 0.3457605844401750 of a share of New CXApp Class C common stock. New CXApp Class A common stock and New CXApp Class C common stock are identical in all respects, except that New CXApp Class C common stock is not listed and will automatically convert into New CXApp Class A common stock on the earlier to occur of (i) the 180th day following the closing of the Merger and (ii) the day that the last reported sale price of New CXApp Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period following the closing of the Merger.

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

Warrant Exchange Agreement

On July 14, 2023, CXApp Inc. (the “Company”) entered into a Warrant Exchange Agreement (the “Agreement”) with an unaffiliated third party investor (the “Warrant Holder”) with respect to warrants to purchase an aggregate of 2,000 thousand shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on December 15, 2020 (the “Public Warrants”). Pursuant to the Agreement, on July 14, 2023, the Company is issuing an aggregate of 600 thousand shares of Common Stock to the Warrant Holder in exchange for the surrender and cancellation of the Public Warrants held by such holder.

Exercise of Warrants

The Company notes that from July 1, 2023 to the date of these financial statements (August 14, 2023), warrant holders have exercised approximately 435 thousand warrants at an exercise price of $11.50, for a total of approximately $5,000 thousand of cash proceeds to the Company.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Condensed Consolidated Statements of Operations Data
Revenues	$1,915	$2,149
Cost of revenues	480	540
Gross profit	1,435	1,609
Operating expenses	5,118	12,455
Loss from operations	(3,683)	(10,846)
Other income (expense), net	(12,028)	(226)
Income tax benefit/(provision)	981	38
Net loss	$(14,730)	$(11,034)

Revenues

The Company derives revenue from subscription software as a service, design, deployment and implementation services for its enterprise apps business. Revenue was $1,915 thousand and $2,149 thousand for the three months ended June 30, 2023 (Successor) and the three months ended June 30, 2022 (Predecessor), respectively. This decrease of $234 thousand is primarily attributable to timing of sales and level of bookings.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $480 thousand and $540 thousand for the three months ended June 30, 2023 (Successor) and the three months ended June 30, 2022 (Predecessor), respectively. The gross profit margin was 75% and 75% for the three months ended June 30, 2023 (Successor) and the three months ended June 30, 2022 (Predecessor), respectively.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. Operating expenses were $5,118 thousand and $12,455 thousand for the three months ended June 30, 2023 (Successor) and the three months ended June 30, 2022 (Predecessor), respectively. The decrease of $7,337 thousand for the three months ended June 30, 2023 (Successor) in operating expenses is primarily due to impairment of goodwill of approximately $5,540 thousand for the three months ended June 30, 2022 (Predecessor), and management making a concerted effort to cut costs post-business combination.

Other Income/(Expense)

Other income/(expense) was a $12,028 thousand expense and $226 thousand expense for the three months ended June 30, 2023 (Successor) and the three months ended June 30, 2022 (Predecessor), respectively. This increase in other expense was primarily attributable to changes in fair value of derivative warrant liabilities of $12,040 thousand during the three months ended June 30, 2023 (Successor).

Comparison of the results of operations for the period ended June 30, 2023 (Successor), period ended March 14, 2023 (Predecessor), and the six months ended June 30, 2022 (Predecessor)

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

	Successor	Predecessor
(in thousands)	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Six months ended June 30, 2022
Condensed Consolidated Statements of Operations Data
Revenues	$2,257	$1,620	$4,731
Cost of revenues	567	483	1,129
Gross profit	1,690	1,137	3,602
Operating expenses	5,860	5,518	16,020
Loss from operations	(4,170)	(4,381)	(12,418)
Other income (expense), net	(10,343)	1	(225)
Income tax benefit/(provision)	2,541	-	(62)
Net loss	$(11,972)	$(4,380)	$(12,705)

Revenues

The Company derives revenue from subscription software as a service, design, deployment and implementation services for its enterprise apps business. Revenue was $2,257 thousand and $1,620 thousand for the period from March 15, 2023 to June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $4,731 thousand for the six months ended June 30, 2022 (Predecessor). This decrease of $854 thousand is primarily attributable to timing of sales and level of bookings.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $567 thousand and $483 thousand for the period from March 15, 2023 to June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to $1,129 thousand for the six months ended June 30, 2022 (Predecessor). The gross profit margin was 75% and 70% for the period from March 15, 2023 to June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively, compared to 76% for the six months ended June 30, 2022 (Predecessor). This fluctuation in gross margin is primarily due to the sales mix during the year and the timing of related support expenses.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. Operating expenses were $5,860 thousand and $5,518 thousand for the period from March 15, 2023 to June 30, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively, compared to $16,020 thousand for the six months ended June 30, 2022 (Predecessor). This decrease of $4,642 thousand is primarily attributable to impairment of goodwill of $5,540 thousand for the six months ended June 30, 2022 (Predecessor), and management making a concerted effort to cut costs post-business combination. For the six months ended June 30, 2022 (Predecessor) recorded approximately $2,827 thousand benefit related to the change in fair value of an earnout.

Other Income/(Expense)

Other income/(expense) was $10,343 thousand in expense and $1 thousand in income for the period from March 15, 2023 to June 30, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively, compared to $225 thousand in expense for the six months ended June 30, 2022 (Predecessor). This increase in other income (expense) was primarily attributable to changes in fair value of derivative warrant liabilities of $10,354 thousand during the six months ended June 30, 2022 (Predecessor).

Provision for Income Taxes

There was an income tax benefit of approximately $2,541 thousand and zero for the period from March 15, 2023 to June 30, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively, compared income tax expense of $62 thousand for the six months ended June 30, 2022 (Predecessor). The income tax benefit for the six months ended June 30, 2023 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Three Months Ended June 30, 2022	Six months ended June 30, 2022
Net loss	$(14,730)	$(11,972)	$(4,380)	$(11,034)	$(12,705)
Interest and other income	(5)	(4)	(1)	(8)	(9)
Income tax (benefit)/provision	(981)	(2,541)	-	(38)	62
Depreciation and amortization	721	841	1,034	1,138	2,258
EBITDA	(14,995)	(13,676)	(3,347)	(9,942)	(10,394)
Adjusted for:
Earnout compensation expense (benefit)	-	-	-	-	(2,827)
Changes in fair value of warrant liabilities	12,040	10,354	-	-	-
Unrealized (gains) losses	-	(4)	(32)	-	172
Impairment of goodwill	-	-	-	5,540	5,540
Stock-based compensation - compensation and related benefits	96	98	158	355	1,002
Adjusted EBITDA	$(2,859)	$(3,228)	$(3,221)	$(4,047)	$(6,507)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

As of June 30, 2023 (Successor) the Company has a working capital deficit of approximately $12,126 thousand and cash of approximately $4,543 thousand. For the three months ended June 30, 2023 (Successor), and for the period from March 15, 2023 to June 30, 2023 (Successor) the Company incurred net loss of approximately $14,730 thousand and $11,972 thousand, respectively. For the period from March 15, 2023 to June 30, 2023 (Successor) the Company used approximately $6,598 thousand of cash for operating activities, of which $4,399 thousand was from a reduction in accrued liabilities, primarily paying merger related transaction liabilities. The Company notes that from July 1, 2023 to the date of these financial statements (August 14, 2023), warrant holders have exercised approximately 435 thousand warrants at an exercise price of $11.50, for a total of $5,000 thousand in cash proceeds to the Company. Additionally, the Company has a cash balance of $8,490,084.25 as of August 1, 2023.

Financing Obligations and Requirements

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

Liquidity and Capital Resources

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Six Months ended June 30, 2022
Cash flows (used in) provided by
Net cash used in operating activities	$(6,598)	$(5,144)	$(7,386)
Net cash provided by (used in) investing activities	9,977	(54)	(209)
Net cash (used in) provided by financing activities	(328)	8,892	8,551
Effect of exchange rates on cash	(11)	1	166
Net increase in cash and cash equivalents	$3,040	$3,695	$1,122

	Successor	Predecessor
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,543	$6,308
Working capital deficit	$(12,126)	$3,154

Operating Activities for the periods ended June 30, 2023 (Successor), March 14, 2023 (Predecessor), and the six months ended June 30, 2022 (Predecessor)

	Successor	Predecessor
	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023	Six Months Ended June 30, 2022
Net loss	$(11,972)	$(4,380)	$(12,705)
Non-cash income and expenses	8,851	1,200	6,111
Net change in operating assets and liabilities	(3,477)	(1,964)	(792)
Net cash used in operating activities	$(6,598)	$(5,144)	$(7,386)

Cash Flows from Investing Activities for the periods ended June 30, 2023 (Successor), March 14, 2023 (Predecessor), and the six months ended June 30, 2022 (Predecessor)

Net cash flows provided by investing activities during the period from March 15, 2023 to June 30, 2023 (Successor) was approximately $9,977 thousand compared to net cash flows used in investing activities for the period from January 1, 2023 to March 14, 2023 (Predecessor) and during the six months ended June 30, 2022 (Predecessor) of approximately $54 thousand and $209 thousand, respectively. Cash flows related to investing activities during the period from March 15, 2023 to June 30, 2023 (Successor) include $26 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period from January 1, 2023 to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software. Cash flows related to investing activities during the six months ended June 30, 2022 (Predecessor) include $50 thousand for the purchase of property and equipment, and $159 thousand for investment in capitalized software.

Cash Flows from Financing Activities for the periods ended June 30, 2023 (Successor), March 14, 2023 (Predecessor), and the six months ended June 30, 2022 (Predecessor)

Net cash flows used in financing activities during period from March 15, 2023 to June 30, 2023 (Successor) was $328 thousand compared to net cash flows provided by financing activities for the period from January 1, 2023 to March 14, 2023 (Predecessor) and during the six months ended June 30, 2022 (Predecessor) of approximately $8,892 thousand and $8,551 thousand, respectively. During the period from March 15, 2023 to June 30, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note. During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability. During the six months ended June 30, 2022 (Predecessor), the Company received $10,501 thousand in incoming cash flows from parent, and paid $104 thousand and $1,846 thousand in cash outflows from taxes paid related to share based compensation and from a payment of an acquisition liability, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities and acquisition liabilities that are included in our balance sheet. As of June 30, 2023 (Successor), the total obligation for operating leases is approximately $706 thousand, of which approximately $376 thousand is expected to be paid in the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Critical Accounting Policies and Estimates

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the three months ended June 30, 2023 (Successor) or the year ended December 31, 2022 (Predecessor).

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the period ended March 14, 2023 (Predecessor), three months ended June 30, 2023 (Successor), and the six months ended June 30, 2022 (Predecessor), which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

We have recorded goodwill and other indefinite-lived assets in connection with the Business Combination. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the three months ended June 30, 2023 (Successor) and the period from March 15, 2023 to June 30, 2023 (Successor), the Company noted that there were no qualitative or quantitative indicators of impairment present at the reporting date as of June 30, 2023.

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

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies and (iii) the adequacy of future income as of and for the three months ended June 30, 2023 (Successor), based upon certain economic conditions and historical losses through June 30, 2023. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for the Company as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended June 30, 2023 (Successor), the period from March 15, 2023 to June 30, 2023 (Successor), the period ended March 14, 2023 (Predecessor), the three months ended June 30, 2022 (Predecessor) or the six months ended June 30, 2022 (Predecessor).

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2023 (Successor) and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023 (Successor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.1	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023)

10.2	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.3+	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.4#	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10.5#	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh (incorporated herein by reference from Exhibit 10.13 of KINS’ Registration Statement on Form S-4 (File No. 333-267938, filed February 9, 2023).

10.6#	Employment Agreement, dated as of March 29, 2023, by and between Khurram P. Sheikh and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.7#	Employment Agreement, dated as of March 29, 2023, by and between Leon Papkoff and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated August 14, 2023, reporting CXApp’s financial results for the three months ended June 30, 2023*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: August 14, 2023	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)