Form 10-K
period 2023-12-31
CXApp Inc.
filed 2024-05-24
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(650) 785-7171

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $93,723,073.

As of May 20, 2024, there were 15,254,389 shares of the Registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

CXAPP INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2023

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

A Glossary of Terms can be found in the next page for further information.

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

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us,” or “our” refer to the business of CXApp.

●	We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

●	We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

●	Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

●	If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations and growth prospects may be materially harmed.

●	The market price of our common stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

●	Changes in accounting principles and guidance, or their interpretation or implementation, may materially adversely affect our reported results of operations or financial position.

●	If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose us to litigation.

●	Management has identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in additional material misstatements in our interim or annual consolidated financial statements.

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

Item 1. Business.

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

Our enterprise application platform is the intersection of technology, intelligence, automation and experience for today’s hybrid workplace and the workplace of the future. The CXAI software-as-a-service (or SaaS) platform is anchored on the intersection of customer experience (CX) and artificial intelligence (AI) providing digital transformation for the physical workplace for enhanced experiences across people, places and things.

Corporate Strategy

The office, now, is everywhere. We believe that giving employees and teams the ability to manage different types of ‘office scenarios’ from their personal device will be the dominating path forward for a lot of companies.

Enterprise organizations are considering mobile applications imperative for the successful management of distributed workforces, and the changing office landscape. Over the next five years, we believe all large enterprise organizations will be using a mobile app to manage their workplace experience initiatives.

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

Business Model

The CXApp workplace solution is a SaaS product for enterprise organizations, distributing a mobile app to all employees within the organization. It includes a content management system (or CMS) so customers can adjust configurations for their workplace settings autonomously and spontaneously. The CXApp platform offers a suite of leading-edge technology workplace experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies and an AI-based analytics platform, targeting the emerging hybrid workplace market to provide enhanced experiences across people, places, and things.

Our pricing structure consists of recurring software fees as well as a professional service fee to setup and deploy a new location or campus, including digitized maps and configurations at the global and regional level.

Technology Overview

CXApp’s platform is a comprehensive workplace experience solution that introduced a mobile-first mindset to everyday interactions and business needs to help customers drive engagement across their global workforce. We bring workplace experience initiatives together in one simple and comprehensive system so customers don’t have to host, manage, support or maintain. We believe this results in low cost, low overhead and easy maintenance.

The benefits of our technology platform include but are not limited to:

●	Our platform is built on a SaaS model.

●	Regular updates, ongoing enhancements and maintenance are performed to ensure all customer apps are built with industry best practices.

●	All customer apps are hosted in an exclusive cloud instance for increased security and reliability.

●	Each customer has access to their own content management system compliance and authentication, built into the platform.

●	The iOS mobile app is natively built with the latest version Swift framework.

●	The AndroidX mobile app is natively built with the latest version AndroidX framework.

●	Security and data privacy protocols are compliant with the EU General Data Protection Regulation and have an ISO 27001 certification.

●	Additional security clearances include SSL/TLS 1.2 for Google App Engine, AES256 bit Advanced Encryption and Google Cloud Key Store.

Products and Services

Our workplace experience solution is a software-as-a-service (or SaaS) platform for the enterprise. Our technology platform delivers the following core components that work in combination to deliver an incredible experience for companies around the world.

●	Workplace Experience — Our workplace provides a more connected workplace by providing organizations with a holistic, location-aware, customer-branded employee app that enhances employee experience. This solution allows for a frictionless work environment to employees, thus helping the organization, with features such as: hot desk and room booking, indoor navigation with turn-by-turn directions on a digital map, company-wide news feeds, an in-app company directory of colleagues and workplace amenities, as well as bookable opportunities and experiences. Our clients include facilities teams solving space utilization challenges, workplace operations teams building incredible experiences for employees and IT teams focused on streamlining their tech stacks to boost productivity and efficiency.

●	Hybrid Events — Our hybrid event solution provides both mobile app and virtual event capabilities to connect tens of thousands of remote and in-person audiences through a fully branded, end-to-end event journey. Our hybrid event platform can host multiple events for enterprise organizations and provide support to ongoing event engagement touchpoints to attendees before, during, and after the event using features such as customizable agendas, real-time activity feeds, instant notifications and more.

●	Mapping Solutions — Our indoor mapping solution adds intelligence to complex indoor spaces to help enterprise organizations by integrating business data with geospatially accurate indoor maps to create relevant views of indoor environments. Indoor mapping is integral to supporting location-aware, “internet of things” (or IoT) enabled smart office touchpoints or devices within the customer’s premises. Developers use our mapping solution to bring indoor maps to apps, enabling multiple uses with a single set of maps. This product is intended to serve as a digital twin of a physical space facility and can be used for facility management, security, customer or worker experiences, asset tracking and more.

●	Analytics Dashboard — Our robust cloud-based analytics dashboards give enterprise organizations insights into how real estate, technology and people interact across the workplace, so they can make business decisions to unlock savings, improve employee experience or optimize services. With our analytics platform, data from multiple sensors and data sources (third party sensors, native mapping solutions and data) can be visualized for action by workplace operations teams. The key output of our amazing AI applications is a data and analytics engine that fuses the user, space and things data to create what we are calling “Experience Analytics”. These are the key insights and outcomes that will drive the help solve the future of work problems.

●	On-Device Positioning (or ODP) — Our on-device positioning technology, commonly known as “blue dot”, enables powerful location-based uses and builds upon our mapping offering to give enterprises clients a seamless way to provide navigation assistance within a venue (workplace, event show floor etc.). Our solution displays a user’s precise location and runs on a smartphone, smartwatch or other IoT wearable device and can operate without the internet.

Product Roadmap and Enhancements

Our ability to adapt and be relevant during the technological advancements within our industry is critical to our long-term success and growth. As a result, our executive management must continuously work to ensure that it remains informed and prepared to quickly adapt and leverage new technologies within our product and service offering as such technologies become available. In connection with that goal, we have multiyear product roadmap development plans which include activities related to expanding the use of augmented reality (or AR) and 3D mapping, new integrations with our partners to connect enterprise services to our app, changes to our desk booking solution to allow faster and more informed decision making by the user and improving our on-device positioning solutions and other initiatives described below.

●	Mapping and Digital Twin — Our advanced mapping platform is built with a set of developer tools to power an infinite number of experiences across multiple platforms. We are researching and evaluating ways in which laser imaging, detection, and ranging research and technology can aid map development and points of interest (or POI) location in a deployment. We believe leveraging our proprietary technology with Generative AI, we create interactive Digital 3D Twins of an organization’s indoor maps designed to meet the diverse needs of today’s workforce, whether they’re on-site, working remotely, or adopting a hybrid model. These enhancements to our mapping platform are part of a longer-term roadmap initiative which may require allocation of resources over the next 12-36 months. Initiatives over the next twelve months for these activities are anticipated to be focused on research and the development of a prototype.

●	Application Integrations — With the addition of our on-device positioning technology and the expanding usage of apps in the workplace, particularly campus-style and large building environments, we are continuously evaluating ways to improve our app capabilities, including by enhancing our software development kits (or SDKs) and adding new functionality or features to support integration with workplace systems and tools. Our application programming interface (or API) and SDK integrations with customers that provide conferencing, collaboration, delivery, secure lockers, access control, parking and IoT management are key differentiators that we believe make our app the gateway for our customers. CXApp is a “category-maker” company that has developed the most engaging application for the hybrid workplace market - in reality, this is the Workplace SuperApp with over 150 native features and 100+ API integrations. We have several planned releases over the next 12 months in furtherance of these initiatives.

●	Analytics and Insights — We provide data science analytics in the cloud, along with specially optimized algorithms that are intended to increase usability of the data we collect for our customers. We have released a beta version of our software with additional analytics capabilities. In the future, we would look to expand this offering, with the goal of allowing customers to export data to internal business intelligence systems and to upload additional datasets that might include security systems, or occupancy information. Our plan is for our system to deliver data reporting and visualizations to the user combining these data sources.

●	Augmented Reality (or AR) and 3D — Our Artificial-Intelligence-based Augmented Reality solution provides seamless integration of digital experiences with the real world and transforms the way users interact and engage with their environment. AR technologies may be used to both display and capture spatial data that can be overlaid with the rich, profile-based maps in our CMS. The use of AR technologies will help in connection with the application of visual asset tracking use cases without beacons, digital twin creation and applications for the metaverse or other applications. Our AR roadmap initiatives are anticipated to be implemented over the course of a multiyear plan.

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

As more third-party platforms were introduced to the workplace ecosystem, data, information, and experiences became increasingly siloed. Now, mobile apps are proving to be the main connection point to plug into multiple platforms and bring every experience into one mobile command center. As the workplace and common workday interactions become more accessible and tied together through a single mobile app, we’re seeing efficiencies across workplace experience, boosts in productivity, reduced overhead, and increased insights into key workplace initiatives.

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

As teams continue to re-enter the post-pandemic workplace in phases and at reduced capacities, we believe a mobile app is more relevant than ever, as a connection point for an increasingly distributed workforce. CXAI stands uniquely positioned to lead the category and shape the workplace experience landscape, given the ongoing digital transformation of nearly all enterprise organizations.

We believe trends that work in our favor include:

●	Heavy and Complex Tech Stacks. As more technologies come online to fulfill niche uses, the market becomes saturated, and employees and operations personnel may be overwhelmed with app overload, heavy and somewhat complex tech stacks, and increased expenses. Our one-app approach and open ecosystem uniquely positions CXApp as a one-stop shop for workplace experience, tying multiple uses together.

●	Incomplete and Inaccurate Occupancies. With a hybrid model, desks are no longer a 1:1 ratio leading to confusion around who is sitting where and when. With point-solutions, companies can wind up with ghost bookings, double-bookings, or gaps across core collaboration capabilities for teams. Our native desk booking and room reservation technology support advanced reservation, hotdesking or on-demand reservations, team insights, and integration with sensors to always provide the most accurate inventory.

●	Changing Spaces and Places. The average corporate campus encompasses dozens, if not hundreds, of points of interest — including workstations, conference rooms, dining areas, lobbies, offices, fitness studios and collaboration zones. With a hybrid work setting, space has become more flexible, and some areas are no longer fixed points of interests. Spaces can easily be reconfigured to serve a better purpose if they’re being underutilized. There is no longer a ‘normal workday’ where employees show up to the same cube on the same floor and eat at the same café. We believe our mapping solution and blue dot capabilities make it easier for employees to navigate changing workplace environments and easily locate new desks, new spaces, and find people while on-the-go.

The new world of work is a combination of technologies shaped by physical, virtual, and augmented experiences that make up the how, when, where, and sometimes why we show up. Offices are now considered as innovation hubs and collaboration centers that attract and connect talent and inspire innovation. Our state-of-the-art technology platform is based on 37 filed patents, with 17 of them already granted. This substantial intellectual property not only establishes our company as a technological frontrunner but also secures our position as a pioneer in the industry.

We believe successful organizations will turn to mobile apps to welcome employees back to the office, manage expectations, better support a hybrid work model, enable data-informed decisions, and deliver excellent experiences to employees.

Market Size

In a Market Research Report released in 2024, the digital workplace market size was valued at $27.4 billion in 2022, and is projected to grow from $33.7 billion in 2023 to $90.5 billion by 2030. Propelling the growth of the market is attributed to new tools and technologies being offered in the market, and employees’ desire for more flexibility in their work-life balance.

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

In its Digital Workplace Market by Component, 2020 to 2026, the market size in 2020 was valued at $22.7 billion and is projected to grow to $72.2 billion by the end of 2026 at a compound annual growth rate of 21.3%. Enhancing employee experience through a simpler and more flexible work setup helps organizations attract new employees and retain experienced and expert workers. However, required higher education and lack of proper training are among the limitations to growth and innovation leading to the digital workplace.

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

Customers

We believe in a unified workplace where employees have on-demand access to real-time communications, collaboration and contextual experiences in one app — from employee to employee, building to building, campus to campus. Customers use the CXApp platform to streamline operations in a single mobile app platform to deliver the best possible experience to employees whether they are onsite, in-person and everywhere in between.

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

Competition, Strengths, and Differentiation

For our workplace experience app products we compete with companies such as Eptura, Modo Labs, HqO, Robin Powered and Comfy. For our mapping product, we compete with companies such as MappedIn, Mapwize and Esri. For our events product, we compete with companies such as Cvent, Double Dutch and Event Base.

We believe we offer a unique and differentiated approach to the market with our workplace experience app that our competition is currently not positioned/not capable of servicing, as described below.

●	One App. We understand today’s workplace is a collection of spaces, people, activity-based work, virtual and physical interactions, culture, experiences and the technology that binds them. CXApp has built a mobile command center through a single workplace app that helps enterprise companies build culture, foster innovation, empower employees, and create equitable experiences for a distributed workforce.

●	Delivering On Experience. The CXApp platform is the connection point for every employee across your workforce. We have built a culture around workplace experience and help companies deliver that experience direct to employees to help attract and retain top talent, keep employees engaged and invested in company culture, and support them through a hybrid workforce model that is easy to navigate and easy to use.

●	Comprehensive Uses. The CXApp technology supports a multitude of uses for enterprise organization including, but not limited to, workplace experience, mapping, meeting room reservations, desk booking, campus directories, navigation, facility management, analytics and security, across numerous industries in both the private and public sector.

●	Growing Ecosystem. With a strong partner ecosystem and broad product integrations (Slack, Zoom, Office365, G-suite, Okta, ServiceNow, and others) our smart office app serves as the gateway to corporate communications and productivity portfolio. We have over 75 partner integrations and collaborative approach to creating a workplace ecosystem that helps customers streamline their technology stack and reduce app overload.

●	Scalable Solution. We are built to support customers’ expanding needs and uses. Our solution allows for employee growth and can aid on-boarding and employee orientation. We make it easy to add campus locations around the globe as our clients expand their workforce.

●	Technology-agnostic. We embrace an ecosystem of hardware, software, integration and distribution partners welcoming integration and synchronization with third-party data and systems in combination with our platform. Our open architecture is designed to enable the integration of disparate technologies, preserve investment and avoid obsolescence. APIs make it possible to move data in and out of our platform. Our SDKs enable developers to build new apps or to integrate location data into their existing mobile apps, websites or kiosks.

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

In general, we are subject to various federal, state, local and foreign laws and regulations and related enforcement, including those relating to data privacy, security and protection, intellectual property, employment and labor, anti-bribery, import and export controls, federal securities and tax. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our products and services, or to our business practices and relationships generally, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny.

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

Human Capital

As of May 15, 2024, there are 46 employees, including 4 management personnel, 9 technical R&D personnel, 4 sales personnel, 26 customer success and sustaining engineering personnel, 1 legal personnel, 1 human resources personnel and 1 information technology personnel. We also have technical consulting resources in the range of 25-35 FTE supporting our customer engagements.

Corporate History

CXApp Inc. was incorporated in Delaware on July 20, 2020 as KINS Technology Group Inc, our predecessor. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company was not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering became effective on December 14, 2020. On December 17, 2020, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to KINS Capital LLC (the “Sponsor”) and certain funds and accounts managed by BlackRock, Inc. (the “Direct Anchor Investors” and which the Direct Anchor Investors, together with the Sponsor, are the “initial stockholders”).

The Company has one wholly-owned subsidiary, KINS Merger Sub Inc., which was incorporated in the State of Delaware on September 16, 2022 (“Merger Sub”). Merger Sub had no activity from date of incorporation, September 16, 2022 through March 14, 2023.

At the end of business on March 14, 2023, pursuant to the Merger Agreement, a business combination between KINS and Legacy CXApp was effectuated through the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving as the surviving company and as a wholly owned subsidiary of KINS. KINS subsequently changed its name to CXApp, and shares of CXApp Class A common stock began trading on the Nasdaq on March 15, 2023.

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

Corporate Information

We have four operating subsidiaries: (i) Legacy CXApp, a Delaware corporation, 100% of the capital stock of which is owned by CXApp, (ii) CXApp US, Inc. (formerly as Design Reactor Inc.), a California corporation (“CXApp US”), 100% of the capital stock of which is owned by Legacy CXApp; (iii) CXApp Canada, Inc.(formerly as Inpixon Canada), a British Columbia corporation, based in Coquitlam, British Columbia (“CXApp Canada”), 100% of the capital stock of which is owned by CXApp US; and (iv) CXApp Philippines, Inc. (formerly as Inpixon Philippines, Inc.), a Philippines corporation (“CXApp Philippines”), 99.97% of the capital stock of which is owned by CXApp US.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report, the following risks have the potential to impact the business and operations of CXApp. An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described in this Annual Report, together with the other information contained in this Annual Report. These risk factors are not exhaustive and all investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of CXApp. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Operations.

We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

We have a history of operating losses and may not earn sufficient revenue to support our operations. We have incurred recurring net losses of approximately $53,618 thousand and $29,175 thousand for the fiscal years ended 2023 and 2022, respectively. Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent on implementing certain cost reductions and generating sufficient revenues. Our operations have primarily been funded by our previous parent company with proceeds from public and private offerings of capital stock and secured and unsecured debt instruments. Based on our current business plan, we may need additional capital to support our operations, which may be satisfied by additional debt or equity financings. Future financings through equity offerings will be dilutive to existing stockholders. In addition, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could affect the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

Our corporate strategy contemplates potential future acquisitions and to the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial, and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce. There can be no assurance that we would be able to accomplish such an expansion on a timely basis. If we are unable to effect any required expansion and are unable to perform our contracts on a timely and satisfactory basis, our reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect our business and financial condition.

Insurance and contractual protections may not always cover lost revenue, increased expenses, or liquidated damages payments, which could adversely affect our financial results.

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

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results, and cash flows.

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

While we believe that we have sufficient cash funds to satisfy our working capital needs for the next 12 months, we expect that we may need to raise funds to continue our operations and implement our plans to grow our business. However, if we decide to seek additional capital, we may be unable to obtain financing on terms that are acceptable to us or at all. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital, or continue our business operations.

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our customers may fail to pay or delay the payment of invoices for several reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our customers for any reason, our business and financial condition could be adversely affected.

Defects, errors, or vulnerabilities in our products or services or the failure of such products or services to prevent a security breach, could harm our reputation and adversely affect our results of operations.

Because our location-based security products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats (“APTs”) or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.

Any defects, errors or vulnerabilities in our products could result in:

●	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

●	delayed or lost revenue;

●	loss of existing or potential customers or partners;

●	increased warranty claims compared with historical experience, or increased cost of servicing warranty claims, either of which would adversely affect gross margins; and

●	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future. If we do not realize significant revenue from our research and development

Developing products and related enhancements in our field is expensive. Investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. We may not achieve the cost savings or the anticipated performance improvements expected, and we may take longer to generate revenue from products in development or generate less revenue than expected.

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

Risks Relating to our Growth

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

Risks Relating to our Personnel

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

Our business is labor intensive, and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new customer engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on customer engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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

We may be subject to claims that we and our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third-party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

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

Risks Relating to our Intellectual Property

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

We could incur substantial cost in protecting our proprietary software technology and if we fail to protect our technology, we could incur material harm to our business.

We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.

We could be subject to claims that we infringe intellectual property rights of others, which could harm our business, financial condition, results of operations or cash flows.

Third parties could assert infringement claims in the future with respect to our products and technology, and such claims might be successful. Litigation relating to any such claims could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. Any such litigation could also result in our being prohibited from selling one or more of our products, unanticipated royalty payments, reluctance by potential customers to purchase our products, or liability to our customers and could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The trading price of our common stock, as well as our warrants, is likely to be volatile. The stock market has experienced extreme volatility in the past and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	price and volume fluctuations in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	changes in how enterprises perceive the benefits of our platform and products;

●	announcements by us or our competitors of new products, solutions or technologies or significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management or departures of key personnel;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our common stock or other securities;

●	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID19), currency fluctuations and acts of war or terrorism; and

●	the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

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

A sustained depression in the market price of our common stock has happened (from October to December 2023) and could in the future happen, which could also reduce our market capitalization below the book value of net assets, which could increase the likelihood of recognizing goodwill or indefinite-lived intangible asset impairment losses that could negatively affect our financial condition and results of operations.

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

As a public company with equity securities listed on Nasdaq, we will need to comply with rules and regulations of the SEC and the requirements of Nasdaq. Complying with these rules, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will significantly increase our costs and expenses. Furthermore, any issues in complying with those requirements, including for example, the management’s identification of material weaknesses in the Company’s internal control over financial reporting and subsequent conclusion that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, could cause us to incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Refer to Item 9A. Controls and Procedures of this Report for further information. In addition, as a public company we will incur substantial costs to obtain director and officer liability insurance policies. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

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

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed. On April 18, 2024, the Company received a notice (the “Notice”) from Nasdaq notifying the Company that, because the Company is delinquent in filing its 2023 Form 10-K, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the 2023 Form 10-K, or October 14, 2024, to regain compliance. The Company intends to submit the Plan and take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable.

During this time, our common stock will continue to be listed on the Nasdaq, subject to our compliance with other Nasdaq continued listing requirements. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, the delinquent report could expose the Company to risk of litigation concerning any impact upon the Company’s price of the Company’s common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.

Risks Relating to our Accounting Policies

Changes in accounting principles and guidance, or their interpretation or implementation, may materially adversely affect our reported results of operations or financial position.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price.

Our revenues, particularly new software license revenues or economic impacts from M&A activities, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and result in a material adverse impact on our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth or realize synergies from M&A activity, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors or analysts, our stock price may decline.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. As discussed in Note 7 – “Goodwill and Intangible Assets, net” in the Notes to the Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K, we incurred a goodwill impairment loss of $36,056 thousand, resulting in a negative impact on our results of operations.

As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Our business could be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates by customers, higher-than-expected expense levels to provide services to customers, sustained declines in our stock price and related market capitalization and changes in our business model that may impact one or more of these variables.

Management has identified material weaknesses in the Company’s internal control over financial reporting, which could, if not remediated, result in additional material misstatements in the Company’s interim or annual consolidated financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023. Refer to Item 9A. Controls and Procedures of this Report for further information.

As described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures of this Report, these material weaknesses resulted in the delayed filing of the Company’s annual Consolidated Financial Statements for the year ended December 31, 2023.

Management intends to implement enhancements to its internal control over financial reporting, which are expected to include refinements and enhancements to the controls related to goodwill valuation. The Company intends to begin to implement these enhancements to the design of its controls starting second quarter of 2024 However, these material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, the material weaknesses could result in future errors to the Company’s financial statements.

Remediation measures are time-consuming on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company will need to continue to expend resources, including accounting-related costs and management oversight. In view of the Company’s liquidity position, the Company can give no assurance that the measures the Company takes will remediate the material weaknesses or that additional material weaknesses will not arise in the future.

Risks Relating to Cybersecurity Threats

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

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware may disrupt our operations, harm our operating results and damage our reputation, and cyber-attacks or data protection breaches on our customers’ networks, or in cloudbased services provided by or enabled by us, could result in liability for us, damage our reputation or otherwise harm our business.

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

Integration of artificial intelligence into our product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

We have integrated, and plan to further integrate, AI capabilities into components of our product offerings, and we expect to use AI in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or those we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected. Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

We intend to use and leverage open-source technology in which may create risks of security weaknesses.

Some parts of our technology may be based on open-source technology. There is a risk that the development team or other third parties may intentionally or unintentionally introduce weaknesses or bugs into the core infrastructure elements of our technology solutions interfering with the use of such technology or causing loss to us.

Risks Relating to our Customers

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

Our top three customers accounted for approximately 22% and 27% of our gross revenue during the years ended December 31, 2023 and 2022, respectively. One customer accounted for 12% of our gross revenue in 2023, and a separate customer accounted for 11% of our gross revenue in 2022; however, each of these customers may or may not continue to be a significant contributor to revenue in 2024. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Risks Relating to our Industry

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

Risks Relating to External Factors and Third Parties

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

While the impact of the COVID-19 pandemic is generally subsiding, the lasting impact on our business and results of operations continues to remain uncertain. While we were able to continue operations remotely throughout the pandemic, we have and may continue to see a continued impact of the pandemic in the deployment and implementation of our products and services as return to office initiatives remain ongoing. In addition, other global events, such as the recent military conflict between Russian and Ukraine and other general economic factors that are beyond our control beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. While we have been able to realize growth in the year ended December 31, 2023 as compared to the year ended December 31, 2022, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely effected.

Our businesses, results of operations and financial condition could be adversely affected by ongoing international conflicts and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas has caused political, economic, and military instability in Israel and surrounding regions. While we have no operations in Russia or Ukraine, our business may be indirectly adversely affected by this conflict and its effects, including as a result of financial and economic sanctions imposed by governments in U.S., United Kingdom and European Union, among others, on certain industry sectors and parties in Russia.

We are unable to predict the impact of either the Israel-Hamas conflict or the Russia-Ukraine conflict on our business or the global economy. The impact of further escalation of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, protracted or further increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.

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

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, broadly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our technology and services or limiting the growth of our markets

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies that are used to collect, store and/or process data, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with individuals. The categories of data regulated under these laws vary widely, are often broadly defined, and subject to new applications or interpretation by regulators. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging indoor positioning analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our services and technologies or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

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

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from individuals could be collected, processed, stored, transferred, sold or shared with third parties. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new informational, disclosure and operational requirements for companies, effective January 2020. Fines for noncompliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection, processing, or sharing of personal and consumer information, and consumer protection could affect our customers’ utilization of our services and technology and could potentially reduce demand, or impose restrictions that make it more difficult or expensive for us to provide our services.

In addition, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EUU.S. and Swiss-U.S. Privacy Shield frameworks and the European Commission’s Model Contractual Clauses, each of which are currently under particular scrutiny. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

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

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide this information.

Item 1C. Cybersecurity Disclosures

Risk Management and Strategy

CXApp’s information security program is implemented based on ISO 27001 and SOC 2 frameworks.

Risk Management Program

As part of the information security program, CX App has a risk management program that continuously engages in the process of identifying, evaluating, and treating risks around the organization’s valuable information. It addresses uncertainties around information assets to ensure the desired business outcomes are achieved. CX App performs annual Risk Assessments (RAs) to determine security risks in corporate operations, products, and services, and initiates appropriate remediation.

CXApp’s information security program is aligned with business objectives that establish rules governing how to identify risks, assign risk ownership, how the risks impact the confidentiality, integrity and availability of the information and the method of treatment for identified risks. A formal risk assessment methodology is approved by management.

The risk management framework includes guidelines for identifying and estimating the cost of protective measures to eliminate or reduce the security risks to an acceptable level.

All operations, products, services, information assets and information systems that are owned and operated by CXApp are assessed for risks that result from threats to the integrity, availability, and confidentiality of CXApp’s data.

The risk management program focuses on the following five types of activities:

●	Identification of Strategic Objectives: The alignment of strategic objectives and risk management to avoid siloed risk management approach. This is the key step in performing risk assessments.

●	Identification of Risks: A continuous effort to identify which risks are likely to affect the CXApp’s strategic objectives and consequently security functions and business continuity of CXApp and documenting their characteristics.

●	Analysis of Risks: An estimation of the probability (likelihood), impact, and prioritization of risks relative to each other.

●	Mitigation Planning: Decisions and actions that will reduce the impact of risks as well as limit the probability of their occurrence or improve the response to a risk occurrence.

●	Tracking and Controlling Risks: Collection and reporting of status information about risks and their mitigation plans, response to changes in risks over time, and management oversight of corrective measures taken in accordance with the mitigation plan.

Governance

As part of the risk management program, responsibility is assigned to Information Technology (IT) Department, systems owners, department managers, and executive management.

Management’s Role in Managing Risks

IT Department is responsible for conducting a risk assessment as well as prioritizing, implementing, and maintaining the appropriate risk-reduction measures defined in the risk assessment process.

Risk owners are the individuals who are ultimately accountable for ensuring the risk is managed appropriately. There may be multiple personnel who have direct responsibility for or oversee activities to manage each identified risk and collaborate with the accountable risk owner in his/her risk management efforts. Responsibilities for the continued development, implementation, and maintenance of the risk management program are also assigned internally to IT.

Executive Management is responsible for the sponsorship and support of the risk management plan and processes, participating in the risk management meetings, and reviewing and approving risk assessments and risk mitigation plans.

Board of Directors Oversight

The Board of Directors plays an active role by meeting periodically to review the status of the organization’s the information security program and roadmap for new cybersecurity risk management initiatives.

The board oversees cybersecurity risk management by evaluating whether management has current cybersecurity policies and procedures, regularly assesses, and monitors cybersecurity risks and receives regular reports on the organization’s cybersecurity posture.

Item 2. Properties.

Our executive offices are located at Four Palo Alto Square, Suite 200, 3000 El Camino Real, Palo Alto, CA 94306 and our telephone number is 650-785-7171. Through our subsidiary CXApp US, Inc., we lease additional office space in San Ramon, California. We also lease office space in Alabang, Philippines and Ontario, Canada through our subsidiary CXApp Phippines, Inc. and CXApp Canada, Inc., respectively.

The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock and warrants currently trade on the Nasdaq Capital Market under the symbols “CXAI” and “CXAIW,” respectively. Prior to the consummation of the Business Combination, KINS’ Class A common stock and redeemable warrants that were separately traded on the Nasdaq Capital Market under the symbols “KINZ” and “KINZW” respectively.

(b) Holders

As of May 20, 2024, there were approximately 93 holders of record of our shares of Class A common stock and approximately 18 holders of record of our redeemable warrants. This includes Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

(c) Dividend Policy

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 11 of this report.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(g) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K, with KIN’s consolidated financial statements included in its annual report on Form 10K/A for the year ended December 31, 2022, as filed with the SEC on April 21, 2023, and the annual report of Legacy CXApp included as an exhibit in the Form 8-K, as filed with the SEC on March 20, 2023. References in this report (the “Annual Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended, December 31, 2023, for the predecessor and successor

Overview of Our Business

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

Prior to the closing of the Business Combination, CXApp and subsidiaries were wholly owned subsidiary of Inpixon (“Inpixon”) and the Company’s financial statements consist of Design Reactor, Inpixon Canada, Inpixon Philippines and select assets, liabilities, revenues and expenses of Inpixon and Inpixon India (collectively the “Company,” “we,” “us” or “our”), show the historical combined carve-out financial position, results of operations, changes in net investment and cash flows of the Company and should be read in conjunction with the accompanying notes thereto. The Company’s combined carve-out financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of future results of the Company.

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

Recent Events

The Business Combination

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”), was entered into by and among Inpixon, KINS Technology Group Inc., a Delaware corporation (“KINS”), CXApp Holding Corp., a Delaware corporation and newly formed wholly owned subsidiary of Inpixon (“CXApp”), and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”) in exchange for the issuance of shares of KINS capital stock valued at $69,928 thousand (the “Business Combination”). The transaction closed at the end of business on March 14, 2023.

Immediately prior to the Merger at the end of business on March 14, 2023 and pursuant to a Separation and Distribution Agreement, dated as of September 25, 2022, among KINS, Inpixon, CXApp and Design Reactor, (the “Separation Agreement”), and other ancillary conveyance documents, Inpixon, among other things and on the terms and subject to the conditions of the Separation Agreement, transferred the Enterprise Apps Business, including certain related subsidiaries of Inpixon, including Design Reactor, to CXApp (the “Reorganization”). Following the Reorganization, Inpixon distributed 100% of the common stock of CXApp, par value $0.0001, to certain holders of Inpixon securities as of the record date (the “Spin-Off”).

Immediately following the Spin-Off, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into CXApp (the “Merger”), with CXApp continuing as the surviving company and as a wholly-owned subsidiary of KINS.

The Merger Agreement, along with the Separation and Distribution Agreement and the other transaction documents entered into in connection therewith, provided for, among other things, the consummation of the following transactions: (i) Inpixon transferred the Enterprise Apps Business (the “Separation”) to its wholly-owned subsidiary, CXApp, and contributed approximately $4,000 thousand in additional cash so that CXApp would have a minimum of $10,000 thousand in cash and cash equivalents as of the closing of the Business Combination before deduction of expenses (the “Cash Contribution”), (ii) following the Separation, Inpixon distributed 100% of the shares of CXApp Common Stock to Inpixon securityholders by way of the Distribution and (iii) following the completion of the foregoing transactions and subject to the satisfaction or waiver of certain other conditions set forth in the Merger Agreement, the parties consummated the Merger. The Separation, Distribution and Merger were intended to qualify as “tax-free” transactions.

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

2023 Warrant Transactions

In June 2023, 613,138 public warrants, with fair value of approximately $549 thousand, were surrendered for a cashless exercise in exchange for 49,608 shares of Class A Common Stock. The Company recorded this transaction in the third quarter of 2023.

On July 13, 2023, warrant holders exercised 435 thousand public warrants at an exercise price of $11.50, for a total of $5,002 thousand of cash proceeds to the Company.

On July 14, 2023, the Company entered into a Warrant Exchange Agreement (the “Agreement”) with third party investor (the “Warrant Holder”) with respect to warrants to purchase an aggregate of 2,000 thousand shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on December 15, 2020 (the “Public Warrants”). Pursuant to the Agreement, the Company issued an aggregate of 600 thousand shares of Common Stock to the Warrant Holder in exchange for the surrender and cancellation of the Public Warrants held by such holder. This resulted in an additional paid in capital of $4,914 thousand in a non-cash transaction and resulted in a $3,900 thousand loss on the warrant conversion, which is included in change in fair value of derivative liability in the statement of operations.

December 2023 Note Purchase Agreement and Promissory Note

On December 15, 2023, we entered into a note purchase agreement with Streeterville Capital, LLC (the “Holder”), pursuant to which we agreed to issue and sell to the Holder an unsecured promissory note (the “December 2023 Note”) in an aggregate initial principal amount of $3,885 thousand, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $870 thousand and $15 thousand that we agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. Net proceeds from the December 2023 Note is $3,000 thousand.

Interest on the December 2023 Note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the December 2023 Note. We may pay all or any portion of the amount owed earlier than it is due.

Beginning on the date that is 6 months from the issuance date and at the intervals indicated below until the December 2023 Note is paid in full, the Holder shall have the right to redeem up to an aggregate of 1/6th of the initial principal balance of the December 2023 Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Holder does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Holder to redeem in any further month in addition to such future month’s monthly redemption amount.

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Holder within five (5) business days of the Company’s receipt of such monthly redemption notice.

The December 2023 Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%.

Upon the occurrence of a Change in Control, and without further notice to Holder, all unpaid principal, plus all accrued interest, original issue discount, and other amounts due hereunder, shall become immediately due and payable.

As of May 15, 2024, the outstanding principal of the note is $4,050 thousand. The unamortized original issue discount and unamortized financing cost amounts to $508 thousand and $9 thousand, respectively, as of May 15, 2024.

Key Factors Affecting CXApp’s Results of Operations

Our financial position and results of operations depend to a significant extent on the following factors:

Customer Base

Our customer base is currently operating within approximately 5 different industries, including approximately 28% in Technology, 14% in Financial Services, 30% in Consumer, 9% in Healthcare and 19% in Media & Entertainment. Approximately 85% of our customers are headquartered in the United States; with over 397 customer campuses built out across approximately 217 cities and over 59 countries throughout the world.

Our management uses key metrics such as total revenue growth, recurring and non-recurring revenue, existing customer expansion rates, number of customer campuses (which management believes is a more meaningful metric to measure performance than total number of customers), and churn rates to measure customer growth and market penetration. The CXApp carve-out financials show that our revenue has decreased from approximately $8,470 thousand for the twelve-month period ending December 2022 (Predecessor) to approximately $1,620 thousand for the period January 1, 2023 to March 14, 2023 (Predecessor) and $5,746 thousand for the period from March 15, 2023 to December 31, 2023 (Successor) for a total of $7,366 thousand for the year ended December 31, 2023. Approximately 78% of the Company’s revenue was recurring in 2023 and approximately 65% was recurring in 2022. Approximately 17% of our customers have expanded to add additional revenue opportunities with new campuses, features, or integrations within twelve months of initial deployment and we have an average quarterly customer churn rate of less than 3% for the year ended December 31, 2023.

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

Our top three customers accounted for approximately 22% and 27% of our gross revenue during each of the years ended December 31, 2023 and 2022, respectively. One customer accounted for 12% of our gross revenue in 2023 and a separate customer accounted for 11% in 2022; however, each of these customers may or may not continue to be a significant contributor to revenue in 2024. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Competition

Our industry is developing rapidly, and related technology trends are constantly evolving. In this environment, we face, among other things, significant price competition from our competitors. As a result, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors and may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our products and services.

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

We believe that there is significant opportunity to expand our customer base by making investments in sales, marketing, and brand awareness. Our ability to attract new customers will depend on several factors, including our success in recruiting, training, retaining, and scaling our sales and marketing organization, as well as our ability to capitalize on the competitive dynamics of our target markets. Sales force expansion will be necessary to cover a wider array of markets that are currently underserved.

Research and Development

During the year, the Company added resources dedicated for developing the Artificial Intelligence (AI) based Augmented Reality (AR) which will provide digital transformation in CXApp SaaS platform. The management believes that this investment in research and development will maintain a competitive position and create opportunities for the Company.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

For the purposes of the analysis of the results presented herein, the Company is presenting the combined results of operations for the period March 15, 2023 to December 31, 2023 of the Successor Company with the period January 1, 2023 to March 14, 2023 of the Predecessor Company. Although this presentation is not in accordance with accounting principles generally accepted in the United States, the Company believes presenting and analyzing the combined results allows for a more meaningful comparison of results for the twelve-month period ended December 31, 2023 to the year ended December 31, 2022. The following selected data from our audited consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

					Non-GAAP
	Successor	Predecessor	Non-GAAP Combined	Predecessor	2023 vs 2022 Changes
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change*
Revenues	$5,746	$1,620	$7,366	$8,470	$(1,104)	(13)%
Cost of revenues	1,268	483	1,751	2,064	(313)	(15)%
Gross profit	4,478	1,137	5,615	6,406	(791)	(12)%
Operating expenses	52,686	5,518	58,204	35,431	22,773	64%
Loss from operations	(48,208)	(4,381)	(52,589)	(29,025)	23,564	81%
Interest income	65	1	66	4	62	1,550%
Income tax benefit (expense)	3,572	-	3,572	(153)	3,725	(2,435)%
Change in fair value of derivative liability	(4,714)	-	(4,714)	-	(4,714)	(100)%
Other income (expense)	47	-	47	(1)	48	(4,800)%
Net loss	$(49,238)	$(4,380)	$(53,618)	$(29,175)	$24,443	84%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The Company derives revenue from software as a service, design, deployment and implementation services for its enterprise apps business. Non-GAAP combined revenue for the year ended December 31, 2023 were $7,366 thousand, compared to $8,470 thousand for the comparable period in the prior year for a decrease of approximately $1,104 thousand, or approximately 13%. The decrease was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer, wherein 78% of our recognized revenue is subscription revenue, and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor, overhead, hardware and shipping and freight costs. Non-GAAP combined cost of revenues for the year ended December 31, 2023 were $1,751 thousand compared to $2,064 thousand for the comparable period in the prior year. This decrease in cost of revenues of approximately $313 thousand, or approximately 15%, was attributable to the decrease in professional services revenue related costs.

Gross profit, calculated as revenues less costs of revenues, may vary between periods and is primarily affected by various factors including average selling prices, product costs, product mix, customer mix, and production volumes. The gross profit margin for the year ended December 31, 2023 was 76% (Non-GAAP combined) compared to 76% for the year ended December 31, 2022.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. Non-GAAP combined operating expenses for the year ended December 31, 2023 were $58,204 thousand and $35,431 thousand for the comparable period ended December 31, 2022. This increase of $22,773 thousand is primarily attributable to increase in impairment of goodwill of $30,516 thousand and a decrease of $7,743 thousand in other operating expenses as an effect of management reduction effort post-business combination.

Loss From Operations

Non-GAAP combined loss from operations for the year ended December 31, 2023 was $52,589 thousand as compared to $29,025 thousand for the comparable period in the prior year. This increase in loss of $23,564 thousand is primarily attributable to increased operating expenses as detailed above plus the decreased gross profit of approximately $791 thousand.

Other Income/(Expense)

Other income (expense) consists primarily of change in fair value of derivative liabilities. Change in fair value of derivative liabilities for the year ended December 31, 2023 is a loss of approximately $4,714 thousand.

Provision for Income Taxes

There was an income tax benefit of $3,572 thousand for the year ended December 31, 2023 (Non-GAAP combined) and an income tax loss of approximately $153 thousand for the year ended December 31, 2022. The net income tax benefit for the year ended December 31, 2023 is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination on March 14, 2023.

Net Loss

Non-GAAP combined net loss for the year ended December 31, 2023 was $53,618 thousand, compared to $29,175 thousand for the comparable period in the prior year. This increase in loss of approximately $24,443 thousand was primarily attributable to the increase in operating expenses of $22,773 thousand, change in fair value of derivative liabilities of $4,714 thousand, and other income of $110 thousand, the lower gross margin of $791 thousand, offset by a lower income tax benefit of approximately $3,725 thousand.

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

This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP. The table below presents our adjusted EBITDA reconciled to net income, the most comparative GAAP measure, for the periods indicated (in thousands).

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Net loss	$(49,238)	$(4,380)	$(29,175)
Interest and other income	(65)	(1)	(4)
Tax expense (benefit)	(3,572)	-	153
Depreciation and amortization	2,237	1,034	4,531
EBITDA	(50,638)	(3,347)	(24,487)
Adjusted for:
Acquisition transaction/financing costs	543	-	16
Earnout compensation expense/(benefit)	-	-	(2,827)
Changes in fair value of warrant liabilities	4,714	-	-
Unrealized (gains) losses	(44)	(32)	-
Impairment of goodwill	36,056	-	5,540
Unrealized gains on notes, loans, investments	-	-	1,478
Stock-based compensation – compensation and related benefits	1,080	158	1,640
Severance costs	-	-	754
Adjusted EBITDA	$(8,289)	$(3,221)	$(17,886)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items including acquisition transaction and financing costs, earnout compensation expense, professional service fees, goodwill impairment, unrealized gains, stock-based compensation, severance costs, interest income and expense, and income tax benefit.

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

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

As of December 31, 2023 the Company has a working capital deficit of approximately $1,287 thousand and cash of approximately $6,275 thousand. For the period from March 15, 2023 to December 31, 2023 (Successor) the Company incurred net loss of approximately $49,238 thousand. For the period March 15 to December 31, 2023 (Successor) the Company used approximately $12,766 thousand of cash for operating activities, of which $5,876 thousand was from a reduction in accrued liabilities, primarily paying merger related transaction liabilities. The Predecessor Company used approximately $5,144 thousand and $18,895 thousand cash for operating activities for period January 1, 2023 to March 14, 2023 and year ended December 31, 2022, respectively.

The Management believes that the current liquidity position, including the cash raised under the promissory note of $3,000 thousand dollars payable by December 2024, and the equity line financing agreement we entered into on May 22, 2024 for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024, has the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.

Liquidity and Capital Resources as of December 31, 2023 Compared With December 31, 2022

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Net cash used in operating activities	$(12,766)	$(5,144)	$(18,895)
Net cash provided (used) by investing activities	9,946	(54)	(482)
Net cash provided by financing activities	7,620	8,892	20,728
Effect of foreign exchange rate changes on cash	(28)	1	(71)
Net increase in cash and cash equivalents	$4,772	$3,695	$1,280

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,275	$6,308
Working capital surplus (deficit)	$(1,287)	$3,154

Operating Activities for the years ended December 31, 2023 and 2022

Net cash used in operating activities during the period consisted of the following (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Net loss	$(49,238)	$(4,380)	$(29,175)
Non-cash income and expense	40,813	1,200	10,133
Net change in operating assets and liabilities	(4,341)	(1,964)	147
Net change in operating assets and liabilities	$(12,766)	$(5,144)	$(18,895)

The non-cash expenses were approximately $40,813 thousand, $1,200 thousand, and $10,133 thousand for the period from March 15, 2023 to December 31, 2023 (Successor), period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor), respectively:

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Depreciation and amortization	$2,237	$1,034	$4,531
Amortization of right of use asset	298	40	266
Amortization of debt discount and deferred financing cost	37	-	-
Stock-based compensation expense	1,080	158	1,640
(Gain) or loss on change in fair value of derivative liability	4,714	-	-
Deferred income taxes	(3,570)	-	-
Unrealized loss on note	-	-	1,478
Impairment of goodwill	36,056	-	5,540
Earnout payment expense	-	-	(2,827)
(Gain) loss on foreign currency transactions	(44)	(32)	-
Other	5	-	(495)
Total non-cash expenses	$40,813	$1,200	$10,133

The net cash used in the change in operating assets and liabilities were approximately $4,341 thousand and $1,964 thousand for the period from March 15, 2023 to December 31, 2023 (Successor) and January 1, 2023 to March 14, 2023 (Predecessor), respectively. The net cash provided by change in operating assets and liabilities for the year ended December 31, 2022 (Predecessor) is approximately $147 thousand:

	Successor	Predecessor
Changes in Operating Assets and Liabilities	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Accounts receivable and other receivables	$300	$(857)	$109
Prepaid expenses and other current assets and other assets	682	(20)	244
Accounts payable	499	(796)	400
Accrued liabilities and other liabilities	(5,876)	(787)	583
Operating lease liabilities	(306)	(38)	(257)
Deferred revenue	360	534	(932)
Net cash (used in) provided by the changes in operating assets and liabilities	$(4,341)	$(1,964)	$147

Cash Flows from Investing Activities for the years ended December 31, 2023 and December 31, 2022

Net cash flows provided by investing activities during the period from March 15, 2023 to December 31, 2023 (Successor) was approximately $9,946 thousand compared to net cash flows used in investing activities for the period from January 1, 2023 to March 14, 2023 (Predecessor) and during the year ended December 31, 2022 (Predecessor) of approximately $54 thousand and $482 thousand, respectively. Cash flows related to investing activities during the period from March 15, 2023 to December 31, 2023 (Successor) include $57 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period from January 1, 2023 to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software. Cash flows related to investing activities during the year ended December 31, 2022 (Predecessor) include $88 thousand for the purchase of property and equipment, and $394 thousand for investment in capitalized software.

Cash Flows from Financing Activities for the years ended December 31, 2023 and December 31, 2022

Net cash flows provided by financing activities during period from March 15, 2023 to December 31, 2023 (Successor) was $7,620 thousand compared to net cash flows provided by financing activities for the period from January 1, 2023 to March 14, 2023 (Predecessor) and during the year ended December 31, 2022 (Predecessor) of approximately $8,892 thousand and $20,728 thousand, respectively. During the period from March 15, 2023 to December 31, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note, received $3,000 thousand from the issuance of a promissory note, received $5,002 thousand of cash proceeds for exercise of 435 public warrants and paid $54 thousand of issuance cost. During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability. During the year ended December 31, 2022 (Predecessor), the Company received $25,967 thousand in incoming cash flows from parent, and paid $104 thousand and $5,135 thousand in cash outflows from taxes paid related to share based compensation and from a payment of an acquisition liability, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities and acquisition liabilities that are included in our balance sheet. As of December 31, 2023, the total obligation for operating leases is approximately $505 thousand, of which approximately $275 thousand is expected to be paid in the next twelve months.

Financing Obligations and Requirements

As of May 15, 2024, the Company owed approximately $3,885 thousand in principal and accrued interest payable of $165 thousand payable within the next nine months. The interest rate is 10%. See Note 10 of the Notes to Consolidated Financial Statements.

Net cash used in operating activities during the period March 15, 2023 to December 31, 2023 (Successor) of $12,766 thousand consists of net loss of $49,238 thousand offset by non-cash adjustments of approximately $40,813 thousand less net cash changes in operating assets and liabilities of approximately $4,341 thousand. Although the Company has sustained significant losses during the period March 15, 2023 to December 31, 2023 (Successor), we raised net proceeds of approximately $5,002 thousand and $3,000 thousand from the warrant exchange transaction and from issuance of promissory note, respectively. We also entered into an equity line financing agreement on May 22, 2024 for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

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

Our significant accounting policies are discussed in Note 2 of the consolidated financial statements that are included elsewhere in this filing. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

Professional Services Revenue Recognition

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the period ended March 15, 2023 to December 31, 2023 (Successor), for the period ended January 1, 2023 to March 14, 2023 (Predecessor) and for the year ended December 31, 2022 (Predecessor).

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the period ended March 14, 2023 (Predecessor), for the period ended March 15, 2023 to December 31, 2023 (Successor), and the year ended December 31, 2022 (Predecessor), which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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

Based on its assessments, the Company has recorded impairment of goodwill of $36,056 thousand for the period from March 15, 2023 to December 31, 2023 (Successor) and $5,540 thousand for the year 2022 (Predecessor).

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies and (iii) the adequacy of future income as of and for the three months ended December 31, 2023 (Successor), based upon certain economic conditions and historical losses through December 31, 2023. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for the Company as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended December 31, 2023 (Successor), the period from March 15, 2023 to December 31, 2023 (Successor), the period ended March 14, 2023 (Predecessor), the three months ended December 31, 2022 (Predecessor) or the year ended December 31, 2022 (Predecessor).

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

Item 8. Consolidated Financial Statements and Supplementary Data.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in internal control over financial reporting described below. After giving full consideration to the material weaknesses identified and additional analysis performed to ensure our consolidated financial statements included in this Form 10-K were prepared in accordance with U.S. GAAP, the Management has concluded that the material weakness did not result in a material misstatement in our annual or interim consolidated financial statements and our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the year ended December 31, 2023.

Material Weakness and Remediation Activities

During the quarter ended December 31, 2023, we identified a material weakness in the design and operating effectiveness of controls primarily associated with the Company’s valuation and goodwill impairment testing. The material weakness we identified associated with the valuation process arises primarily from a lack of focus on detailed analysis and enhanced documentation procedures.

With the oversight of the Management and our Audit Committee, we have initiated steps to address the material weakness. In the second quarter of 2024, the Management hired a third-party valuator with the requisite skills and expertise on goodwill impairment testing.

In 2024, the Management plans to hire qualified personnel to oversee technical accounting matters. Further, the Company intends to add additional and more robust management review controls to provide more focus on detailed analysis and enhanced documentation procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 for the reasons described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness noted above and the ongoing remediation measures that the Company is implementing in response to the material weakness.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Securities Purchase Agreement

On May 22, 2024, CXApp entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), pursuant to which CXApp agreed to issue and sell to the Investor (i) one or more pre-paid purchases in the aggregate purchase amount of up to $10,000 thousand for the purchase of Common Stock and (ii) 40 thousand Common Shares.

With respect to the initial pre-paid purchase, the Investor paid $2,500 thousand to CXApp, and in exchange, CXApp agreed to pay $2,625 thousand (including any interest, fees, charges and late fees accrued) and to pay interest on the outstanding balance at the rate of five percent (5%) per annum. The initial pre-paid purchase amount includes an original issue discount of $125 thousand and an additional $20 thousand to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction expenses. The investor has the right, but not the obligation, to purchase from CXApp Common Stock not exceeding (i) the outstanding balance and (ii) 9.99% beneficial ownership of the outstanding Common Stock, at a price equal to the lower of (i) $3.996 or (ii) 91% of the lowest daily VWAP during the ten consecutive trading days immediately prior to the purchase notice date, but not lower than $0.666.

From May 22, 2024, until the earlier of (i) May 22, 2027 or (ii) when CXApp has sold $10,000 thousand in pre-paid purchases, CXApp may request additional pre-paid purchases in amounts that are (i) less than $2,500 thousand less the outstanding pre-paid purchase balance and (ii) greater than $250 thousand. Future pre-paid purchases will include an original issue discount of 5%, with no additional transaction expense amounts. The investor also has the right, but not the obligation, to purchase from CXApp Common Stock not exceeding (i) the outstanding balance and (ii) 9.99% beneficial ownership of the outstanding Common Stock, at the price equal to the lower of (i) one hundred twenty percent (120%) of the lower of (a) the closing trade price, or (b) the average closing trade price of five (5) trading days, immediately preceding the pre-paid purchase date or (ii) 91% of the lowest daily VWAP during the ten consecutive trading days immediately prior to the purchase notice date, but not lower than (a) twenty percent (20%) of the lower of the closing trade price, or (b) average closing trade price of 5 trading days, immediately preceding the pre-paid purchase date. Except as described above, terms of such additional pre-paid purchases will be substantially the same as the initial pre-paid purchase.

The securities purchase agreement has customary representations, warranties, covenants and indemnifications of CXApp and Investor.

The foregoing description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Securities Purchase Agreement, a copy of which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Khurram Sheikh	53	Chairman, Chief Executive Officer and Director
Di-Ann Eisnor	52	Director
Camillo Martino	62	Director
George Mathai	57	Director
Shanti Priya	54	Director

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

Board Leadership Structure

Our board does not anticipate implementing a policy requiring the positions of the Chairman of the Board and Chief Executive Officer to be separate or held by the same individual. Any further determination to create such a policy is expected to be based on circumstances existing from time to time, based on criteria that are in our best interests and the best interests of our stockholders, including the composition, skills and experience of our board and its members, specific challenges faced by us or the industry in which it operates, and governance efficiency. We elected Mr. Sheikh as Chairman of the Board because of Mr. Sheikh’s strategic vision for the business, his in depth knowledge of our operations, and his experience in capital markets make him well qualified to serve as both Chairman of the board and Chief Executive Officer. Combining the roles of Chairman and Chief Executive Officer will help provide strong and consistent leadership for the management team and our board. However, our board may decide in the future to separate the roles of Chairman and Chief Executive Officers if it determines that such structure provides better and more effective oversight and management. If our board convenes for a meeting, it is expected that the non-management directors will meet in one or more executive sessions, if the circumstances warrant it. Our board may also consider appointing a lead independent director if the circumstances warrant it.

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

The audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk taking. The nominating and corporate governance committee manages risks associated with the independence of our board, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board will be regularly informed through committee reports about such risks. Matters of significant strategic risk will be considered by our board as a whole.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2023, as a member of our board or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

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

Board Diversity Matrix (As of May 20, 2024)
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

Item 11. Executive Compensation.

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

Summary Compensation Table

The following table provides certain information regarding the compensation earned by the named executive officers from their services to CXApp, as applicable, during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Khurram P. Sheikh	2023	$267,917	$97,500	$-	$-	$-	$365,417
Chief Executive Officer	2022	$-	$-	$-	$-	$-	$-

Leon Papkoff	2023	$289,776	$70,000	$-	$-	$-	$359,776
Chief Product Officer	2022	$250,000	$100,000	$-	$-	$-	$350,000

Narrative Disclosure to the Summary Compensation Table

Khurram P. Sheikh, our chief executive officer, received (i) a salary of $267,917 and a bonus of $97,500 as compensation for his services to CXApp during the fiscal year ended December 31, 2023, and did not receive any compensation for his services during the fiscal year ended December 31, 2022; and

Leon Papkoff, former chief product officer, received (i) a salary of $289,776 and a bonus of $70,000 as compensation for his services during the fiscal year ended December 31, 2023; and (ii) a salary of $250,000 and a bonus of $100,000 as compensation for his services to Inpixon during the fiscal year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2023.

			Option Awards					Stock Awards
Name	Grant Date	Expiration Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity Incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares of restricted stock (#)	Market value of shares of restricted stock ($)
Khurram P. Sheikh	Mar 29, 2023	Mar 29, 2033	-	844,200	(1)	-	1,291,626	-	-
	Aug 14, 2023	Aug 14, 2033	-	-		-	-	57,233	350,838

(1)	This option vests in two years with 50% of it vesting in the first year of anniversary.

Executive Compensation Arrangements

Effective as of the Closing, Design Reactor entered into a consulting agreement (the “Consulting Agreement”) with 3AM, LLC, a Delaware limited liability (3AM) controlled by Nadir Ali, the current Chief Executive Officer and director of Inpixon, pursuant to which 3AM will provide advisory services in exchange for a one-time payment of $180,000 in consulting fees. The foregoing description is qualified in its entirety by reference to the text of the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.4 and also is incorporated herein by reference.

We have entered into an employment agreement with Khurram Sheikh serves as our Chief Executive Officer for a term commencing on the consummation of the Business Combination and will continue until terminated by us or the employee or in accordance with the terms of the employment agreement. Mr. Sheikh will be paid an annualized base salary of $325,000, as revised periodically by us, as well as an annual bonus with a target amount of $325,000 for each complete calendar year. The employment agreement contains provisions regarding non-solicitation, confidentiality of information and arbitration of disputes. Mr. Sheikh may terminate his employment by giving advance written notice to us. We may also terminate the employment agreement for cause, as defined in the employment agreement, a copy of which is attached hereto as Exhibit 10.5 and is also incorporated herein by reference.

We have entered into an employment agreement with Leon Papkoff serves as our Chief Product Officer for a term commencing on the consummation of the Business Combination and will continue until terminated by us or the employee or in accordance with the terms of the employment agreement. Mr. Papkoff will be paid an annualized base salary of $300,000, as revised periodically by us, as well as an annual bonus with a target amount of $150,000 for each complete calendar year. The employment agreement contains provisions regarding non-solicitation, confidentiality of information and arbitration of disputes. Mr. Papkoff may terminate his employment by giving advance written notice to us. We may also terminate the employment agreement for cause, as defined in the employment agreement, a copy of which is attached hereto as Exhibit 10.6 and is also incorporated herein by reference.

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the CXApp Inc. 2023 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the Closing. Pursuant to the terms of the Incentive Plan, there are 2,110,500 shares of CXApp Class A common stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the Closing (giving effect to the redemptions). This description is qualified in its entirety by reference to the text of the Incentive Plan, a copy of which is attached hereto as Exhibit 10.7 and also is incorporated herein by reference.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2023 except Khurram Sheikh whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Option Awards ($)	Restricted Stock Units ($)(1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings $	All Other Compensation ($)	Total ($)
Camillo Martino	$25,000	$-	$350,838	$-	$-	$-	$375,838
Di-Ann Eisnor	$25,000	$-	$350,838	$-	$-	$-	$375,838
Shanti Priya	$25,000	$-	$350,838	$-	$-	$-	$375,838
George Mathai	$25,000	$-	$350,838	$-	$-	$-	$375,838

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director.

On August 7, 2023, the Board approved the following compensation plan for the member of Board of Directors: $25,000 per year for their services rendered on the Board and awarded each director an aggregate of 57 thousand of restricted stock units.

(1)	The fair value of director restricted stock unit granted are valued using the closing price of the Company’s common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of May 20, 2024 by the following persons:

●	each person who is known to be the beneficial owner of more than 5% of shares of our common stock;

●	each of our current named executive officers and directors; and

●	all our current executive officers and directors as a group.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 15, 2024, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of Beneficial Owner	Amount and nature of beneficial owner	%(1)
Khurram P. Sheikh	1,764,120	11.56%
Camillo Martino	171,968	1.13%
Di-Ann Eisnor	79,120	*
Shanti Priya
George Mathai
All directors and executive officers as a group (7 individuals)	2,020,191	13.24%

*	Represents beneficial ownership of less than 1%
(1)	Based on 15,254,389 shares outstanding as of May 20, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On the date of the Distribution, Inpixon distributed on a pro rata basis all of the outstanding shares of Legacy CXApp common stock to the holders of Inpixon common stock and certain other holders of its securities as of March 6, 2023. The Distribution was effected by Inpixon delivering to the distribution agent a book-entry authorization representing the shares of Legacy CXApp common stock being distributed in the Distribution for the account of Inpixon securityholders. The distribution agent held such book-entry shares for the account of Legacy CXApp’s stockholders (as of immediately after consummation of the Distribution) pending the Merger. The shares of Legacy CXApp common stock were not transferrable prior to the exchange of such shares for the shares of KINS common stock pursuant to the Merger.

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

The Distribution, together with certain related transactions, is intended to qualify as a reorganization under Sections 355 and 368(a) (1)(D) of the Code. If the Distribution does not so qualify, the difference between the fair market value and the tax basis of the Legacy CXApp shares distributed by Inpixon to the Inpixon stockholders will be taxable income to Inpixon.

Even if the contribution and distribution, taken together, otherwise qualify as a transaction described in Sections 355 and 368(a)(1) (D) of the Code, the Distribution is still taxable to Inpixon (but not to Inpixon stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Inpixon or Legacy CXApp, directly or indirectly (including through acquisitions of our stock), as part of a plan or series of related transactions that includes the Distribution. For purposes of this test, the Merger is treated as part of a plan that includes the Distribution, but the Merger standing alone did not cause the Distribution to be taxable to Inpixon under Section 355(e) of the Code because holders of Legacy CXApp common stock own more than 50% of our common stock.

Per the terms of the Sponsor Support Agreement, the Sponsor has agreed to exchange up to 1,000 thousand shares of KINS Class B common stock for such number of shares of KINS Class A common stock as shall be necessary to ensure that the number of shares of KINS common stock issued as aggregate merger consideration to the holders of Legacy CXApp common stock exceeds 50% by at least one share than the number of shares of KINS common stock owned by all other holders of KINS common stock. Pursuant to the Sponsor Support Agreement, the Sponsor and related parties have agreed, subject to the limitation set forth therein, to forfeit 22,224 shares of KINS common stock (as of immediately prior to the consummation of the Merger).

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

Director Independence

For information on director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The firms of WithumSmith+Brown, PC (“Withum”) and Marcum LLP (“Marcum”), act as our independent registered public accounting firms. Withum acted as the public accounting firm for the period from March 15, 2023 to December 31, 2023 (Successor) and Marcum acted as the public financial accounting firm for the year ended December 31, 2022 (Predecessor) and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

Audit Fees. For the period from March 15, 2023 to December 31, 2023 (Successor), period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor), fees for our independent registered public accounting firm were approximately $235,000, $0, and $130,000, respectively, for the services Withum and Marcum performed in connection with the audit of our December 31, 2023 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees For the period from March 15, 2023 to December 31, 2023 (Successor), period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor), our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the period from March 15, 2023 to December 31, 2023 (Successor), period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor), fees for our independent registered public accounting firm were approximately $9,000, $0, and $8,100, respectively, for the services performed related to tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15. Exhibits, Financial Statement Schedules

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

CXAPP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CXApp Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CXApp Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statement of operations and comprehensive income (loss), consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the period from March 15, 2023 to December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CXApp Inc. as of December 31, 2023, and the results of its operations and its cash flows for the period from March 15, 2023 to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. CXApp Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditors since 2020.

Philadelphia, PA

May 23, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CXApp Holdings Corp. (f/k/a Design Reactor Inc and Subsidiaries)

Opinion on the Financial Statements

We have audited the accompanying combined carve-out balance sheet of CXApp Holdings Corp. (f/k/a Design Reactor, Inc. and Subsidiaries) (Predecessor) as of December 31, 2022, the related combined carve-out statements of operations and comprehensive loss, and the combined carve-out statement of changes in parent’s net investment and cash flows for the period January 1, 2023 to March 14, 2023 and the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 14, 2023 and December 31, 2022 and the results of its operations and its cash flows for the period ended March 14, 2023 and year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying combined carve-out financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The combined carve-out financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined carve-out financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined carve-out financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2012.

New York, NY
May 23, 2024

CXAPP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$6,275	$6,308
Accounts receivable, net of allowance for credit losses of $2 and $5, respectively	1,956	1,338
Notes and other receivables	211	273
Prepaid expenses and other current assets	587	650
Total current assets	9,029	8,569

Property and equipment, net	115	202
Intangible assets, net	18,136	19,289
Operating lease right-of-use asset, net	486	681
Software development costs, net	-	487
Goodwill	8,737	-
Other assets	78	52

Total Assets	$36,581	$29,280

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$975	$1,054
Accrued liabilities	1,452	1,736
Deferred revenue	2,878	2,162
Acquisition liability	-	197
Warrant liability	1,683	-
Operating lease obligation, current	275	266
Note payable, net of debt discount of $834, unamortized financing costs of $14, and interest payable of $16 as of December 31, 2023	3,053	-
Total current liabilities	10,316	5,415

Operating lease obligation, noncurrent	230	444
Other noncurrent liabilities	-	30
Deferred tax liability	637	-

Total Liabilities	11,183	5,889

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 15,254,389 shares issued and outstanding as of December 31, 2023, no shares issued or outstanding as of December 31, 2022	2	-
Class C Common Stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	83,282	-
Accumulated deficit	(57,801)	-
Accumulated other comprehensive income (loss)	(85)	1,155
Net parent investment	-	22,236
Total Stockholders’ Equity	25,398	23,391

Total Liabilities and Stockholders’ Equity	$36,581	$29,280

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year Ended December 31, 2022
Revenues	$5,746	$1,620	$8,470

Cost of Revenues	1,268	483	2,064

Gross Profit	4,478	1,137	6,406

Operating Expenses
Research and development	5,309	1,455	9,323
Sales and marketing	3,242	964	5,096
General and administrative	5,374	2,293	11,571
Acquisition related costs	543	-	16
Amortization of intangible assets	2,162	806	3,885
Impairment of goodwill	36,056	-	5,540
Total Operating Expenses	52,686	5,518	35,431

Loss from Operations	(48,208)	(4,381)	(29,025)

Other Income (Expense)
Interest income (expense), net	65	1	4
Change in fair value of derivative liability	(4,714)	-	-
Other Expense	47	-	(1)
Total Other Income (Expense)	(4,602)	1	3

Net Loss, before tax	(52,810)	(4,380)	(29,022)

Income tax benefit/(expense)	3,572	-	(153)
Net Loss	$(49,238)	$(4,380)	$(29,175)
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	(85)	(28)	1,155
Comprehensive Loss	$(49,323)	$(4,408)	$(28,020)

Basic and diluted weighted average shares outstanding, Class A common stock	11,403,393
Basic and dilutive net loss per share, Class A common stock	$(4.32)
Basic and diluted weighted average shares outstanding, Class C common stock	-
Basic and dilutive net loss per share, Class C common stock	$-

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor
	Net parent investment	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$20,155	$56	$20,211
Net Loss	(29,175)	-	(29,175)
Stock-based compensation allocated from parent	1,640	-	1,640
Parents’s common shares issued for CXApp earnout	3,697	-	3,697
Taxes paid related to net share settlement of restricted stock units	(104)	-	(104)
Net investment from parent	26,023	-	26,023
Cumulative translation adjustment	-	1,099	1,099
Balance at December 31, 2022	$22,236	$1,155	$23,391

Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investment from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor
	Class A Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Deficit
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,563)	$-	$(6,955)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net loss	-	-	-	-		(49,238)	-	(49,238)
Stock-based compensation	-	-	-	-	925	-	-	925
Warrant exchange and exercise	1,035,000	-	-	-	10,134	-	-	10,134
Warrant exercise – cashless	49,608	-	-	-	548	-	-	548
Mandatory conversion from Class C common stock to Class A common stock	5,487,300	1	(5,487,300)	(1)	-	-	-	-
Common stock issuance – non-cash compensation	99,782	-	-	-	195	-	-	195
Stock issuance cost	-				(54)			(54)
Cumulative translation adjustment	-	-	-	-	-	-	(85)	(85)
Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year Ended December 31, 2022
Operating activities
Net loss	$(49,238)	$(4,380)	$(29,175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	75	228	646
Amortization of intangible assets	2,162	806	3,885
Amortization of right of use asset	298	40	266
Amortization of debt discount and deferred financing cost	37	-	-
Accrued interest expense on promissory note	16	-	-
Deferred income taxes	(3,570)	-	-
Provision for credit loss expense	(11)	-	5
Stock-based compensation expense	1,080	158	1,640
Gain on change in fair value of earnout payable	-	-	(2,827)
(Gain) loss on foreign currency transactions	(44)	(32)	-
Change in fair value of derivative liability	4,714		-
Impairment of goodwill	36,056	-	5,540
Unrealized loss on note	-	-	1,478
Others	-	-	(500)
Change in operating assets and liabilities:
Accounts receivable and other receivables	300	(857)	109
Prepaid expenses and other current assets	719	(20)	109
Inventory	-	-	117
Other assets	(37)	-	18
Accounts payable	499	(796)	400
Accrued liabilities	(5,876)	(787)	1,096
Income tax liabilities	-	-	(513)
Operating lease liabilities	(306)	(38)	(257)
Deferred revenue	360	534	(932)
Net cash used in operating activities	(12,766)	(5,144)	(18,895)

Investing activities
Purchases of property and equipment	(57)	(9)	(88)
Investment in capitalized software	-	(45)	(394)
Cash acquired in connection with Business Combination	10,003	-	-
Net cash provided by (used in) investing activities	9,946	(54)	(482)

Financing activities
Net equity investment from parent	-	9,089	25,967
Taxes paid related to stock based compensation	-	-	(104)
Repayment of CXApp acquisition liability	-	(197)	(5,135)
Net proceeds from issuance of promissory note	3,000	-	-
Repayment of related party promissory note	(328)	-	-
Warrant exercise - net	4,948	-	-
Net cash provided by financing activities	7,620	8,892	20,728

Effect of exchange rate changes on cash and cash equivalents	(28)	1	(71)
Net increase in cash and cash equivalents	4,772	3,695	1,280
Cash and cash equivalents, beginning of period	1,503	6,308	5,028
Cash and cash equivalents, end of period	$6,275	$10,003	$6,308

Supplemental disclosures of cash flow information
Cash paid for taxes	$4	$-	$119
Cash paid for interest	$18	$-	$1

Supplemental schedule of noncash investing and financing activities
Right of use asset obtained in exchange for lease liability	$230	$-	$284
Parent’s net equity issued for CXApp earnout	$-	$-	$3,697
Noncash investment from parent	$-	$409	$-
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$69,928	$-	$-
Financing of Director and Officer Insurance	$671	$-	$-
Warrant exercise – cashless	$549	$-	$-
Warrant exchange to Class A common stock	$4,914	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its workplace experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (“Legacy CXApp”) in exchange for the issuance of shares of KINS capital stock (the “Business Combination”). As a result of the Business Combination, KINS changed their name to CXApp Inc. (“CXApp”). The shares are now trading on the Nasdaq using the ticker CXAI. The transaction closed on March 14, 2023. See Note 3 for more details.

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

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of December 31, 2023 (Successor), the Company had a working capital deficit of approximately $1,287 thousand and cash and cash equivalents of approximately $6,275 thousand. For the period from March 15, 2023 to December 31, 2023 (Successor), the Company incurred $49,238 thousand of net loss. For the period from March 15, 2023 to December 31, 2023 (Successor), the Company used approximately $12,766 thousand of cash for operating activities, of which $5,876 thousand was from a reduction in accrued liabilities, primarily paying merger related transaction liabilities.

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and utilization of cash in its operations are indicators of substantial doubt that the entity can continue as a going concern however, with the Company’s current liquidity position, the Company has taken steps to reduce operating expenses resulting in a more efficient cost structure. The Company discussed plans to finance its future working capital requirements and capital expenditures from cash generated from operating activities, cash raised under the equity line financing agreement for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024, and cash raised under the promissory note of $3,000 thousand dollars payable by December 2024. Management believes that these actions, when implemented, will result in operational efficiencies, cost savings to the company, and access to funds when and if needed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect for the twelve months from the issuance of these consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance for credit losses;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of December 31, 2023 (Successor), the Company had cash equivalents of approximately $5,584 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2022 (Predecessor), the Company had no cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit loss to ensure accounts receivable are not overstated due to uncollectability. Allowance for credit losses is maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for credit losses is recorded for individual accounts when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted.

The Company adopted ASU 2016-13 in the first quarter of fiscal 2023, March 31, 2023, and the impact of the adoption was not material. The allowance for credit losses as of December 31, 2023 (Successor) is approximately $2 thousand.

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized. Depreciation expense related to property and equipment is not included as part of cost of revenues, but as part of operating expenses.

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), or for the year ended December 31, 2022 (Predecessor).

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

The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of our reporting unit. Any resulting impairment charges could have a material impact on our results of operations.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company incurred an impairment charge of $36,056 thousand for the period from March 15, 2023 to December 31, 2023 (Successor) and did not incur impairment for the period from January 1, 2023 to March 14, 2023 (Predecessor). The Company incurred an impairment charge of approximately $5,540 thousand for the year ended December 31, 2022 (Predecessor).

Leases and Right-of-Use Assets and Liabilities

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Comprehensive Income (Loss) and Foreign Currency Translation

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar, and are translated at end-of period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction losses were not material for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor).

Debt Issuance Cost

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. The amendments to FASB ASC 835-30 require that debt issuance costs be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts or premiums.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606, when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

CXApp has done an analysis of its revenue recognition process and found that the same steps taken by the Company agrees with ASC 606 – Revenue from Contracts with Customers. The standard’s core principle is that an entity will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is a principles-based standard intended to better match the accounting for the transaction with the economics of the transaction. This requires entities to use more judgment and make more estimates than under previous revenue standards.

The standard introduces a five-step model for revenue recognition that replaces the four criteria for revenue recognition under previous GAAP. The five steps are shown below:

1.	Identify the contract with a customer,

2.	Identify the performance obligations in the contract,

3.	Determine the transaction price,

4.	Allocate the transaction price to performance obligations, and

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

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

Professional Services Revenue Recognition

The Company provides integration and software customization professional services to its customers.

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

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,878 thousand and $2,162 thousand as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $2,163 thousand, $865 thousand, and $2,820 thousand, that was included in the deferred revenue at the beginning of the period, for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), respectively.

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

Research and Development

Research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of personnel and related headcount costs, costs of professional services associated with the ongoing development of the Company’s technology, and allocated overhead.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability, and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and amounted to approximately $4,714 thousand of a loss for the period from March 15, 2023 to December 31, 2023 (Successor). The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the year ended December 31, 2023, basic and dilutive net income (loss) per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the year ended December 31, 2023.

Successor
(in thousands)	Year Ended December 31, 2023
Stock options	985
Restricted stock units	821
Warrants	21,032
Total	22,838

No calculation for Earnings Per Share was made for the year ended 2022 because CXApp only commenced operations in March 15, 2023.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the period ended March 15, 2023 to December 31, 2023 (Successor), the Company recognized an unrealized loss in the Statements of Operations and Comprehensive Income of $4,714 thousand which is presented as change in fair value of derivative liability.

The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the consolidated statements of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that governs the cashless conversion.

The following table shows the changes in fair value of the liabilities during the period ended December 31, 2023:

Balance at March 15, 2023	$2,649
Change in FV of derivative instruments	(1,686)
Balance at March 31, 2023	963
Change in FV of derivative instruments	12,040
Balance at June 30, 2023	$13,003
Change in FV of derivative instruments	(5,220)
FV of Warrants cash exercised and exchanged for Class A common stock (see Note 11 - Warrants)	(1,237)
Loss on warrant extinguishment	(3,894)
FV of Warrants cashless exercised for Class A common stock (see Note 11 - Warrants)	(549)
Balance at September 30, 2023	$2,103
Change in FV of derivative instruments	(420)
Balance at December 31, 2023	$1,683

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes and other receivables and accounts payable. The Company determines the estimated fair value of such financial instruments presented in the financial statements is equal to its carrying value due to their short-term nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows FASB ASC 360 “Property, Plant, and Equipment” (“ASC 360”) for its long-lived assets. Pursuant to ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and year ended December 31, 2022 (Predecessor).

New Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”), which requires a reporting entity to determine the allowance for credit losses for an instrument based on the amortized cost of the financial asset. The expected credit loss model aims to provide stakeholders with more transparent and timely information regarding an entity’s credit risk exposures. At the same time, it provides processes and procedures in determining a doubtful account.

ASU 2016-13 is effective for interim and annual periods beginning after March 14, 2023 on a prospective basis, with early adoption permitted. The Company adopted ASU 2016-13 in the first quarter of fiscal 2023, March 31, 2023, and the impact of the adoption was not material.

Recently Issued Accounting Standards Not Yet Adopted

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, which updates codification on how an entity would apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements”, which amends the codification in response to the SEC’s Disclosure Update and Simplification Initiative. The effective date of this update is for fiscal years beginning after June 30, 2027, including interim periods within those fiscal years. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

In the fourth quarter of 2023, the FASB issued three ASU’s: No. 2023-07 “Segment Reporting (Topic 280)”, No. 2023-08 “Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60), and No. 2023-09 “Income Taxes (Topic 740)”. The Management sees the Company as one single unit, instead of as segments, leading to a more in-depth consideration should FASB ASU No. 2023-07 be considered. FASB ASU No. 2023-07 is effective after fiscal year ended December 15, 2023. The effects of ASU 2023-08 and ASU 2023-09 are both being considered and assessed for their potential effects, but the Company does not expect any material impact on the financial statements and disclosures. Both FASB ASU 2023-08 and 2023-09 are effective after fiscal year ended December 15, 2024.

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

Total acquisition-related costs for the Business Combination were approximately $3,543 thousand. Of the total acquisition-related costs, approximately $3,000 thousand were incurred by KINS prior to the close of the Business Combination. These costs are included in the opening retained earnings of the Company on March 15, 2023. The remaining $543 thousand of acquisition-related costs were recorded as expense in the successor period and are included in acquisition related costs on the statements of operations for the year ended December 31, 2023.

Measurement Period

The preliminary purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company continues to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities. For the year ended December 31, 2023, the Company recognized a measurement period adjustment, which decreased prepaid assets and other current assets, developed technology, accounts payable and deferred tax liability by approximately $180 thousand, $571 thousand, $18 thousand and $137 thousand, respectively and increased accrued liabilities and goodwill by approximately $58 thousand and $671 thousand, respectively.

CXApp Pro Forma Financial Information

The following pro forma financial information presents the consolidated balance sheet and results of operations of the Company for the years ended December 31, 2023 and 2022 as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2022). The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2023	2022
Assets
Current assets	$9,029	$8,798
Noncurrent assets	27,552	24,635
Total assets	$36,581	$33,433

Liabilities
Current liabilities	$10,316	$8,645
Noncurrent liabilities	867	1,197
Total liabilities	$11,183	$9,842

Stockholders’ equity	$25,398	$23,591
Total stockholders’ equity	$25,398	$23,591

Total liabilities and equity	$36,581	$33,433

CXAPP INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

	As of December 31,
	2023	2022
Revenues	$7,366	$8,470
Net loss	$(57,904)	$(20,828)

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

Revenues consisted of the following (in thousands):

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Subscription revenue
Software	$4,560	$1,204	$5,476
Total subscription revenue	$4,560	$1,204	$5,476

Non-subscription revenue
Professional services	$1,186	$416	$2,994
Total non-subscription revenue	$1,186	$416	$2,994

Total revenue	$5,746	$1,620	$8,470

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Revenue recognized over time(1)(2)	$5,746	$1,620	$8,470
Total	$5,746	$1,620	$8,470

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date, in which revenue is recognized over time.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Computer and office equipment	$179	$992
Furniture and fixtures	12	185
Leasehold improvements	6	28
Software	1	8
Total	198	1,213
Less: accumulated depreciation and amortization	(83)	(1,011)
Total Property and Equipment, Net	$115	$202

Depreciation and amortization expense were approximately $75 thousand, $19 thousand, and $119 thousand for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), respectively.

NOTE 6 – Software Development Costs, net

Capitalized software development costs consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Capitalized software development costs	$-	$2,680
Accumulated amortization	-	(2,193)
Software development costs, net	$-	$487

Amortization expense for capitalized software development costs was approximately $209 thousand and $527 thousand for the period from January 1, 2023 to March 14, 2023 (Predecessor) and for the year ended December 31, 2022 (Predecessor), respectively. There was no amortization expense for capitalized software development costs for the period from March 15, 2023 to December 31, 2023 (Successor).

NOTE 7 – Goodwill and Intangible Assets, net

The Company reviews goodwill for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill as of December 31, 2023 was $8,737 thousand, which was entirely due to the business combination noted in Note 3.

Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in industry and market considerations, technological advancements, and the Company’s financial performance.

We completed our annual goodwill impairment evaluation as of December 31, 2023. As a result, the Company incurred an impairment loss of $36,056 thousand.

Goodwill consisted of the following (in thousands):

Acquisition	Amount
Balance as of March 15, 2023	$-
Acquisition of Legacy CXApp	44,122
Measurement Period Adjustments	671
Impairment	(36,056)
Balance as of December 31, 2023	$8,737

Intangible assets consisted of the following (in thousands):

	December 31, 2023 (Successor)				December 31, 2022 (Predecessor)
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	6.17	$3,294	$(373)	$2,921	$2,183	$(725)	$1,458
Customer Relationships	4.17	5,604	(887)	4,717	6,401	(1,765)	4,636
Developed Technology	9.17	8,697	(688)	8,009	15,179	(3,398)	11,781
Non-compete Agreements	-	-	-	-	3,150	(1,736)	1,414
Patents and Intellectual Property	9.17	2,703	(214)	2,489	-	-	-
Totals		$20,298	$(2,162)	$18,136	$26,913	$(7,624)	$19,289

Future amortization expense on intangible assets as of December 31, 2023 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2024	$2,731
2025	2,731
2026	2,731
2027	2,731
2028	1,844
2029 and thereafter	5,368
Total	$18,136

NOTE 8 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	Successor
	License Agreements	Professional Service Agreements	Total
Deferred Revenue - March 15, 2023	$2,148	$386	$2,534
Revenue recognized	(4,560)	(1,186)	(5,746)
Revenue deferred	4,816	1,274	6,090
Deferred Revenue - December 31, 2023	$2,404	$474	$2,878

	Predecessor
	License Agreements	Professional Service Agreements	Total
Deferred Revenue - January 1, 2022	$2,524	$622	$3,146
Revenue recognized	(5,476)	(2,994)	(8,470)
Revenue deferred	4,883	2,603	7,486
Deferred Revenue - December 31, 2022	$1,931	$231	$2,162

Deferred revenues were approximately $2,878 thousand, $2,534 thousand, and $2,162 thousand at December 31, 2023 (Successor), March 14, 2023 (Predecessor), and December 31, 2022 (Predecessor), respectively.

The fair value of the deferred revenue approximates the services to be rendered given the short term period over which it is expected to be recognized.

NOTE 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$387	$586
Accrued bonus and commissions	108	422
Income tax payables	74	-
Accrued rent	-	559
Accrued transaction costs	13	-
Accrued sales and other indirect taxes payable	12	86
Accrued other	858	83
Accrued liabilities	$1,452	$1,736

NOTE 10 – Promissory Note

Note payable as of December 31, 2023 consisted of the following:

(In thousands)
Principal amount		$3,885
Less:	Unamortized original issue discount	834
	Unamortized debt issuance cost	14
		$3,037
Add: Accrued interest payable		16
		$3,053

On December 15, 2023, we entered into a note purchase agreement with Streeterville Capital, LLC (the “Lender”), pursuant to which we agreed to issue and sell to the Lender an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $3,885 thousand, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $870 thousand and $15 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note is $3,000 thousand.

Interest on the Note accrues at a rate of 10% per annum and is payable on the maturity date.

A monitoring fee of 10% of the outstanding balance will be charged starting six (6) months from the issuance of the Note to cover Lender’s accounting, legal and other costs incurred in monitoring. The foregoing fee shall automatically be added to the outstanding balance on the applicable date without any further action by either party.

The Lender shall have the right to redeem up to an aggregate of 1/6th of the initial principal balance of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount.

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within five (5) business days of the Company’s receipt of such monthly redemption notice.

The Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default, interest would accrue on the outstanding balance beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of twenty-two percent (22%) or the maximum rate permitted under applicable law.

As of May 15, 2024, there is an aggregate outstanding principal and interest balance of approximately $4,050 thousand underlying the December 2023 Note.

During the period from March 15, 2023 to December 31, 2023, interest expense recognized on the consolidated statement of operations and comprehensive loss is approximately $53 thousand.

NOTE 11 – Warrants

Public Warrants

As of December 31, 2023, there were 10,752 thousand Public Warrants outstanding, and none as of December 31, 2022. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

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

On July 14, 2023, the Company entered into a Warrant Exchange Agreement (the “Agreement”) with third party investor (the “Warrant Holder”) with respect to warrants to purchase an aggregate of 2,000 thousand shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on December 15, 2020 (the “Public Warrants”). Pursuant to the Agreement, the Company issued an aggregate of 600 thousand shares of Common Stock to the Warrant Holder in exchange for the surrender and cancellation of the Public Warrants held by such holder. This resulted in an additional paid in capital of $4,914 thousand in a non-cash transaction and resulted in a $3,900 thousand loss on the warrant conversion, which is included in change in fair value of derivative liability in the statement of operations.

For the quarter ended September 30, 2023, about 613 thousand public warrants to purchase Class A common stock were exercised on a cashless basis for approximately 50 thousand shares of common stock and are no longer outstanding.

Private Warrants

As of December 31, 2023, there were 10,280 thousand Private Placement Warrants outstanding and none as of December 31, 2022. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the year ended December 31, 2023, is:

	Public Warrants	Private Warrants	Total
January 1, 2023	13,800,000	10,280,000	24,080,000
Warrants exchanged and exercised – cash	(2,435,000)	-	(2,435,000)
Warrants exercised – cashless	(613,138)	-	(613,138)
December 31, 2023	10,751,862	10,280,000	21,031,862

NOTE 12 – Stock Option Plan and Stock-Based Compensation

To calculate the stock-based compensation resulting from the issuance of options, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s fair value of its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Employee Stock Options

During the year ended December 31, 2023, a total of 1,377,172 stock options for the purchase of the Company’s common stock were granted to employees and directors of the Company. These options vest over a 2-year period, with 50% vested at the end of year one and 50% vested at the end of year two. The options have a life of 10 years and an exercise price of $1.53 per option. The stock options were valued using the Black-Scholes option valuation model and the weighted average fair value of the awards granted during the period was determined to be $0.90 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $1.53 per share.

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Weighted- Average Fair Value at Grant Date
Options outstanding at January 1, 2023	-	$-	-	$-
Granted	1,377,172	1.53
Forfeited	(392,272)	1.53
Options outstanding at December 31, 2023	984,900	$1.53	9.25	$0.90
Options exercisable at December 31, 2023	-	$-	-	-

The Company incurred stock-based compensation expenses associated with options of approximately $239 thousand and $1,640 thousand for the years ended December 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively, which is included in general and administrative expenses of the consolidated statement of operations.

As of December 31, 2023 (Successor), the remaining unrecognized stock compensation expense totaled approximately $394 thousand. This amount will be recognized as expense over the weighted average remaining term of 1.24 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the year ended December 31, 2023 (Successor) were as follows:

Risk-free interest rate	3.67%
Expected life of option grants	5.75 years
Expected volatility of underlying stock	61.65%
Dividends assumption	$-

Restricted Stock Units

During the period from March 15, 2023 to December 31, 2023 (Successor), a total of 526,165 restricted stock units of the Company’s common stock were granted to employees and nonemployees of the Company under the Incentive Plan at various dates.

The fair value of the common stock as of the various grant dates was determined to be $6.13 to $11.80 per restricted stock unit, for a weighted average fair value of $7.80 per restricted stock unit. There were 40,000 forfeited restricted stock units during the year ended December 31, 2023 (Successor).

Restricted stock unit compensation expense was $686 thousand for the period March 15, 2023 to December 31, 2023 (Successor), which is included in general and administrative expenses of the consolidated statement of operations.

As of December 31, 2023 (Successor), the Company has approximately $1,796 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 1.42 years.

NOTE 13 – Common Stock

In March 2023, the Company issued 100,000 shares of Class A Common Stock as a compensation to BTIG, LLC (BTIG) for a one-year strategic and capital markets advisory services to be provided to the Company effective on the business day following the Business Combination. During the period March 15, 2023 to December 31, 2023, the Company recorded compensation amounted to $155 thousand which is included in the general and administrative expenses of the consolidated statements of operations and comprehensive loss and in the consolidated statements of cash flows as stock-based compensation.

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

NOTE 14 – Income Tax

The Company’s net deferred tax assets/(liabilities) consisted of the effects of temporary differences attributable to the following:

	Successor	Predecessor
(In thousands)	December 31, 2023	December 31, 2022
Organizational costs/startup expenses	$1,031	$-
Deferred revenue	41	-
Section 174 - software development cost	1,097	-
Stock based compensation	164	549
Research credits	-	123
Other accruals	50	49
Fixed assets	-	22
Other	-	1,328
Net operating loss carryforward	2,202	17,038

Total deferred tax asset	4,585	19,109
Less: Valuation allowance	(871)	(14,403)

Deferred tax asset, net of valuation allowance	$3,714	$4,706

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Intangibles	$(4,338)	$(4,386)
Property, plant & equipment	(13)	(13)
Other	-	(177)
Capitalized research	-	(127)
Total deferred tax liabilities	(4,351)	(4,703)

Net Deferred Tax Asset (Liability)	$(637)	$3

The income tax provision consists of the following for the years ended December 31, 2023 and 2022:

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Foreign
Current	$-	$-	$152
Deferred	-	4,054	(1,533)

Federal
Current	(7)	-	-
Deferred	(2,154)	(637)	(2,697)

State and Local
Current	19	-	3
Deferred	(506)	(273)	(743)
Total	(2,648)	3,144	(4,818)

Change in valuation allowance	(924)	(3,144)	4,971
Income tax expense/(benefit)	$(3,572)	$-	$153

As of December 31, 2023, the Company has U.S. federal and state net operating loss carryover of approximately $4,973 thousand and $4,776 thousand respectively. The federal NOLs generated till 2017-18 which if unutilized will expire by the year 2037 and the federal NOLs generated after 2018-19 will be carried forward indefinitely whereas the state NOLs if unutilized will expire based on the state statutes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Deferred income tax is presented under noncurrent liabilities and in other assets in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that it is more likely that the deferred tax assets will be realized in foreseeable future and has therefore recognized the entire opening valuation allowance of $924 thousand. For the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), the change in valuation allowance was ($924) thousand, ($3,144) thousand, and $4,971 thousand, respectively.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2023 and 2022. Management does not expect any material changes in its unrecognized tax benefits in the next year.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 are as follows:

	Successor	Predecessor
	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023	Year ended December 31, 2022
Statutory federal income tax rate	21.00%	21.00%	21.00%
Incentive stock options	-%	(0.30)%	(0.16)%
Change in fair value of derivative warrant liabilities	(2.18)%	-%	-%
Goodwill impairment loss	(14.34)%	-%	(4.00)%
US-Foreign income tax rate difference	-%	1.30%	1.02%
Permanent difference	0.22%	0.07%	(1.01)%
Cancellation of debt income	-%	(101.38)%	-%
Rate differential on foreign earnings	0.24%	-%	-%
State taxes, net of federal tax benefit	0.93%	3.49%	2.01%
Current federal tax true-up	0.01%	-%	-%
Provision to return adjustments	-%	-%	(1.29)%
Deferred only adjustment	-%	4.80%	(0.91)%
Other	-%	(0.35)%	(0.06)%
Valuation allowance	0.88%	71.31%	(17.13)%
Income tax provision	6.76%	-%	(0.53)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions as well as in foreign jurisdictions and is subject to examination by the various taxing authorities.

The Company recorded an income tax benefit of approximately $3,572 thousand for the period from March 15, 2023, to December 31, 2023 (Successor). The Company recorded an income tax expense of approximately $153 thousand for the year ended December 31, 2022 (Predecessor) and none for the period from January 1, 2023 to March 14, 2023 (Predecessor).

The effective tax rate for the year ended December 31, 2023 (Successor) was 6.76%. The income tax benefit for the year ended December 31, 2023 (Successor) is a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination. The effective tax rate differs from the U.S. Federal statutory rate primarily due to reversal of a valuation allowance on deferred tax assets, impairment of goodwill, and changes in fair value of warrant liabilities. The Company generated approximately $4,217 thousand of deferred tax liability associated with the Business Combination. As a result, the Company released its valuation allowance to the extent of such DTL (being source of taxable in future).

NOTE 15 – Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries. Cash in foreign financial institutions as of December 31, 2023 (Successor) was $300 thousand. Cash in foreign financial institutions as of December 31, 2022 (Predecessor) was not significant. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

Our top three customers accounted for approximately 22% and 27% of our gross revenue during the years ended December 31, 2023 and 2022, respectively. One customer accounted for 12% of our gross revenue in 2023, and a separate customer accounted for 11% of our gross revenue in 2022; however, each of these customers may or may not continue to be a significant contributor to revenue in 2024. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

NOTE 16 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	India	Philippines	Eliminations	Total
For the Period from March 15, 2023 to December 31, 2023 (Successor):
Revenues by geographic area	$4,838	$908	$-	$884	$(884)	$5,746
Operating income (loss) by geographic area	$(46,018)	$(2,380)	$-	$190	$-	$(48,208)
Net income (loss) by geographic area	$(47,073)	$(2,332)	$-	$188	$(21)	$(49,238)

For the Period from January 1, 2023 to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$-	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$-	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$-	$3	$-	$(4,380)

For the Year Ended December 31, 2022 (Predecessor):
Revenues by geographic area	$7,011	$2,061	$1,345	$166	$(2,113)	$8,470
Operating income (loss) by geographic area	$(22,358)	$(7,163)	$569	$(96)	$23	$(29,025)
Net income (loss) by geographic area	$(21,774)	$(7,769)	$467	$(99)	$-	$(29,175)

As of December 31, 2023 (Successor)
Identifiable assets by geographic area	$38,143	$627	$-	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$-	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$-	$8,737

As of December 31, 2022 (Predecessor)
Identifiable assets by geographic area	$24,591	$5,484	$228	$415	$(1,438)	$29,280
Long lived assets by geographic area	$15,558	$4,788	$98	$215	$-	$20,659
Goodwill by geographic area	$-	$-	$-	$-	$-	$-

NOTE 17 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in May 2026, and the United States office lease expires in April 2024. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s consolidated statement of operations for the period from March 15, 2023 to December 31, 2023 (Successor), for the period from January 1, 2023 to March 14, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor) was approximately $345 thousand, $57 thousand, and $681 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of December 31, 2023, the weighted average remaining lease term is 1.4 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2022, the weighted average remaining lease term is 2.82 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousand)	Operating Leases
Year 2024	$315
Year 2025	177
Year 2026	60
Total lease payments	552
Less: Imputed interest	(47)
Present value of lease liabilities	$505

NOTE 18 – Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the value of the Company’s securities. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 19 – Supplementary Financial Information

Quarterly Financial Information (unaudited)—The quarterly results for the years ended December 31, 2023 and 2022 are summarized below (in thousands, except per share amounts):

	Successor				Predecessor
2023	Fourth Quarter	Third Quarter	Second Quarter	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023	Total
Net Revenue	1,719	1,770	1,915	342	1,620	7,366
Gross Profit	1,376	1,412	1,435	255	1,137	5,615
Net Income / (Loss)	(38,707)	1,441	(14,730)	2,758	(4,380)	(42,580)

Basic and diluted weighted average shares outstanding, Class A common stock	15,254,389	10,818,459	8,582,699	8,582,699	-	-
Basic and diluted net income (loss) per share, Class A common stock	(2.54)	0.13	(1.05)	0.20	-	-
Basic and diluted weighted average shares outstanding, Class C common stock	-	-	5,487,300	5,487,300	-	-
Basic and diluted net income (loss) per share, Class C common stock	-	-	(1.05)	0.20	-	-

	Predecessor
2022	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Net Revenue	1,997	1,742	2,149	2,582	8,470
Gross Profit	1,561	1,243	1,609	1,993	6,406
Net Income / (Loss)	(5,541)	(10,929)	(11,034)	(1,671)	(29,175)

NOTE 20 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2023 up to the date that the consolidated financial statements were issued.

On January 3, 2024, the Company decided to streamline operations with a reorganization to drive efficiency using advanced technologies and a regional product and engineering support model. The Company is fully committed to all of its existing products and customers as well as its roadmap of AI based analytics and applications. As a result of this realignment, the Company expects operational efficiencies in excess of 25% as well as enhanced customer experiences moving forward.

In connection with the realignment described above, on January 3, 2024, it was determined that Leon Papkoff, Chief Product Officer, will separate from the Company effective January 4, 2024. The decision was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Papkoff’s separation from employment will be treated per his employment agreement with the Company dated March 29, 2023.

On April 18, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its 2023 Form 10-K, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the 2023 Form 10-K, or October 14, 2024, to regain compliance. The Company intends to submit the Plan and take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable.

On May 22, 2024, the Company entered into an equity line financing agreement for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
4.5(*)	Description of the Company’s securities.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(#)	Employment Agreement, dated as of March 29, 2023, by and between Leon Papkoff and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).
10.7(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.8(*)(***)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
23.1(*)	Consent of Marcum LLP
23.2(*)	Consent of WithumSmith+Brown, PC
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(*)	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Annexes, Exhibits, and Schedules have been omitted.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
#	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.
Date: May 24, 2024
/s/ Khurram Sheikh
	By:	Khurram Sheikh
Interim Chief Financial Officer
Chairman, Chief Executive Officer, Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
Date:	May 24, 2024

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	May 24, 2024

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	May 24, 2024

/s/ George Mathai
Name:	George Mathai
Title:	Director
Date:	May 24, 2024

/s/ Shanti Priya
Name:	Shanti Priya
Title:	Director
Date:	May 24, 2024