Form 10-Q
period 2024-03-31
CXApp Inc.
filed 2024-05-31
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

(650) 785-7171

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

As of May 29, 2024, there were 15,254,389 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 15, 2023 to March 31, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Stockholders’ Equity for the period from March 15, 2023 to March 31, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Cash Flows for the period from March 15, 2023 to March 31, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor
	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,603	$6,275
Accounts receivable, net of allowance for credit losses of $2 as of March 31, 2024 and December 31, 2023	1,370	1,956
Unbilled and other receivables	156	211
Prepaid expenses and other current assets	676	587
Total current assets	7,805	9,029

Property and equipment, net	110	115
Intangible assets, net	17,453	18,136
Operating lease right-of-use asset, net	374	486
Goodwill	8,737	8,737
Other assets	78	78

Total Assets	$34,557	$36,581

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,019	$975
Accrued liabilities	1,675	1,452
Deferred revenue	3,632	2,878
Warrant liability	3,155	1,683
Operating lease obligation, current	231	275
Note payable	3,373	3,053
Total current liabilities	13,085	10,316

Operating lease obligation, noncurrent	160	230
Deferred tax liability	429	637
Other noncurrent liabilities	2	-

Total Liabilities	$13,676	$11,183

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 15,254,389 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	83,881	83,282
Accumulated deficit	(62,971)	(57,801)
Accumulated other comprehensive loss	(31)	(85)
Total Stockholders’ Equity	$20,881	$25,398

Total Liabilities and Stockholders’ Equity	$34,557	$36,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Successor		Predecessor
	(unaudited)
	Three Months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Revenues	$1,818	$342	$1,620

Cost of Revenues	327	87	483

Gross Profit	1,491	255	1,137

Operating Expenses
Research and development	1,599	211	1,455
Sales and marketing	1,114	174	964
General and administrative	1,682	241	2,293
Amortization of intangible assets	683	116	806
Total Operating Expenses	5,078	742	5,518

Loss from Operations	(3,587)	(487)	(4,381)

Other Income (Expense)
Interest income (expense), net	(262)	(1)	1
Change in fair value of derivative liability	(1,472)	1,686	-
Other income (expense), net	(56)	-	-
Total Other Income (Expense)	(1,790)	1,685	1

Net Income (Loss), before tax	(5,377)	1,198	(4,380)
Income tax benefit	207	1,560	-
Net Income (Loss)	$(5,170)	$2,758	$(4,380)
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	54	-	(28)
Comprehensive Income (Loss)	$(5,116)	$2,758	$(4,408)

Basic and diluted weighted average shares outstanding, Class A common stock	15,254,389	8,582,699
Basic and diluted net income (loss) per share, Class A common stock	$(0.34)	$0.20

Basic and diluted weighted average shares outstanding, Class C common stock	-	5,487,300
Basic and diluted net income per share, Class C common stock	$-	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor
	Net parent investment	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investment from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor
(unaudited)
	Class A Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,563)	$-	$(6,955)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net income	-	-	-	-	-	2,758	-	2,758
Stock-based compensation	-	-	-	-	2	-	-	2
Balance at March 31, 2023	8,582,699	$1	5,487,300	$1	$71,536	$(5,805)	$-	$65,733

Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398
Net loss	-	-	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	-	-	599	-	-	599
Cumulative translation adjustment	-	-	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	-	$-	$83,881	$(62,971)	$(31)	$20,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	(unaudited)
	Three Months Ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Operating activities
Net income (loss)	$(5,170)	$2,758	$(4,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	22	4	228
Amortization of intangible assets	683	116	806
Amortization of right of use asset	104	8	40
Amortization of debt discount and deferred financing cost	221	-	-
Accrued interest expense on promissory note	99	-	-
Deferred income taxes	(207)	(1,560)	-
Stock-based compensation expense	599	2	158
(Gain) loss on foreign currency transactions	54	3	(32)
Change in fair value of derivative liability	1,472	(1,686)	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	644	(335)	(857)
Prepaid expenses and other current assets	(89)	(100)	(20)
Other assets	-	(37)	-
Accounts payable	46	135	(796)
Accrued liabilities	227	(3,888)	(787)
Operating lease liabilities	(112)	(7)	(38)
Deferred revenue	757	156	534
Net cash used in operating activities	(650)	(4,431)	(5,144)

Investing activities
Purchases of property and equipment	(18)	(23)	(9)
Investment in capitalized software	-	-	(45)
Cash acquired in connection with Business Combination	-	10,003	-
Net cash provided by (used in) investing activities	(18)	9,980	(54)

Financing activities
Net equity investment from parent	-	-	9,089
Repayment of CXApp acquisition liability	-	-	(197)
Repayment of related party promissory note	-	(328)	-
Net cash provided by (used in) financing activities	-	(328)	8,892

Effect of exchange rate changes on cash and cash equivalents	(4)	-	1
Net increase (decrease) in cash and cash equivalents	(672)	5,221	3,695
Cash and cash equivalents, beginning of period	6,275	1,503	6,308
Cash and cash equivalents, end of period	$5,603	$6,724	$10,003

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental schedule of noncash investing and financing activities
Noncash investment from parent	$-	$-	$409
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$-	$69,928	$-
Financing of Director and Officer Insurance	$226	$537	$-

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of March 31, 2024 (Successor), the Company had a working capital deficiency of approximately $5,280 thousand and cash and cash equivalents of approximately $5,603 thousand. For the three months ended March 31, 2024 (Successor), the Company incurred net loss of approximately $5,170 thousand and used approximately $650 thousand of cash for operating activities.

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and utilization of cash in its operations are indicators of substantial doubt that the entity can continue as a going concern however, with the Company’s current liquidity position the Company has taken the following steps to achieve efficient operations:

●	In January 2024, the Company streamlined its operations to conserve cash resources by laying off approximately 20% of the global employee headcount;

●	In February 2024, Google agreed to add the CXAI application platform to the Google Marketplace and signed a go-to-market partnership agreement. Google Cloud’s sales and marketing teams will work with CXAI on targeting key clients and providing them the best workplace platform experience. With this, the Management believes that this partnership would help boost the Company’s product capability revenue; and

●	In March 2024, the Company successfully negotiated for a 50% reduction in D&O insurance premium.

On May 22, 2024, the Company entered into an equity line financing agreement for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024. The Company also managed to raise $3,000 thousand, in December 2023, under a promissory note payable by December 2024. The Management believes that these funding have the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on May 23, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of March 31, 2024 (Successor), the Company had cash equivalents of approximately $4,916 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2023 (Successor), the Company had $5,584 cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to uncollectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for credit losses is approximately $2 thousand as of March 31, 2024 (Successor) and December 31, 2023 (Successor).

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables, including public company method, guideline transaction method, and market price method. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss) and Foreign Currency Translation

The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar, and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction gain were approximately $54 thousand, $0 thousand, and loss of $28 thousand for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. The amendments to FASB ASC 835-30 require that debt issuance costs be presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606, when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud-based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. The standard’s core principle is that an entity will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is a principles-based standard intended to better match the accounting for the transaction with the economics of the transaction. This requires entities to use more judgment and make more estimates than under previous revenue standards.

The standard introduces a five-step model for revenue recognition that replaces the four criteria for revenue recognition under previous GAAP. The five steps are shown below:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to performance obligations; and

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Renewals or extensions of licenses are evaluated as distinct licenses and revenue attributed to the distinct service is not recognized until: (1) the entity provides the distinct license (or makes the license available) to the customer and (2) the customer is able to use and benefit from the distinct license. Renewal contracts are not combined with original contracts, and, as a result, the renewal right is evaluated in the same manner as all other additional rights granted after the initial contract. The revenue is not recognized until the customer can begin to use and benefit from the license, which is typically at the beginning of the license renewal period. The Company recognizes revenue resulting from renewal of licensed software over time.

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

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $3,632 thousand and $2,878 thousand as of March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $1,030 thousand, $170 thousand, and $865 thousand, that was included in the contract liability balance at the beginning of the period, for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

Costs to Obtain a Contract

The Company recognizes eligible sales commissions as an asset within prepaid expenses and other current assets as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability, and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and amounted to a loss of $1,472 thousand, a gain of $1,686 thousand, and $0 for the three months ended March 31, 2024 (Successor), period from March 15, 2023 to March 31, 2023 (Successor), and period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended March 31, 2024 (Successor) and for the period from March 15, 2023 to March 31, 2023 (Successor) basic and dilutive net income (loss) per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net income (loss) per common shares would have been anti-dilutive. For the period from March 15, 2023 to March 31, 2023 (Successor), the common shares issuable were excluded from the calculation because (i) the warrants were below their exercise price and (ii) the stock options were not vested.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2024 (Successor) and net income for the period from March 15, 2023 to March 31, 2023 (Successor).

(in thousands)	Three Months Ended March 31, 2024	Period from March 15, 2023 to March 31, 2023
Stock options	1,689,900	1,377,000
Restricted stock units	533,165	-
Warrants	21,032,000	24,080,000
Total	23,255,065	25,457,000

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2024 and period ended March 31, 2023, the Company recognized, in the consolidated statements of operations and comprehensive income, an unrealized loss of $1,472 thousand, an unrealized gain of $1,686 thousand, and $0 for the three months ended March 31, 2024 (Successor), period from March 15, 2023 to March 31, 2023 (Successor), and period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. See Note 11.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value of the liabilities:

Warrant liability – January 1, 2024	$1,683
Change in FV of derivative instruments	1,472
Warrant liability – March 31, 2024	$3,155

Warrant liability – March 15, 2023	$2,649
Change in FV of derivative instruments	(1,686)
Warrant liability – March 31, 2023	$963

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, unbilled and other receivables and accounts payable. The Company determines the estimated fair value of such financial instruments presented in these financial statements using available market information and appropriate methodologies.

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements”, which amends the codification in response to the SEC’s Disclosure Update and Simplification Initiative. The effective date of this update is for fiscal years beginning after June 30, 2027, including interim periods within those fiscal years. The Company is currently assessing potential impact of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

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

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718, or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 adds an example with multiple fact patterns and illustrates how an entity evaluates common terms and characteristics of profits interests and similar awards to reach a conclusion about whether an award meets the conditions in Topic 718. It also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to all periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The Business Combination is being accounted for as a business combination in accordance with ASC 805. The Company has determined fair values of the assets acquired and liabilities assumed in the Business Combination.

The Company allocated the purchase price of the Business Combination to the assets acquired and the liabilities assumed as of the closing date. The following table summarizes the purchase price allocations relating to the Business Combination (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Purchase Price	$69,928

Assets acquired:
Cash and cash equivalents	$10,003
Accounts receivable	2,226
Notes and other receivables	209
Prepaid assets and other current assets	408
Operating lease right of use asset	557	3 years
Property and equipment, net	133	3 years
Other assets	42
Developed technology	8,697	10 years
Patents	2,703	10 years
Customer relationships	5,604	5 years
Tradenames and trademarks	3,294	7 years
Total assets acquired	$33,876

Liabilities assumed:
Accounts payable	$443
Accrued liabilities	969
Deferred revenues	2,534
Operating lease obligation, current	194
Operating lease obligation, noncurrent	384
Deferred tax liability	4,217
Total liabilities assumed	8,741
Goodwill	$44,793

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Measurement Period

The purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company continued to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities through March 14, 2024, when the purchase price allocation was finalized. For the period ended March 14, 2024 (Successor), there was no measurement period adjustment.

CXApp Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the three-month period ended March 31, 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 14, 2023. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and the acquired CXApp is as follows (in thousands):

For the Three Months Ended March 31, 2023
Revenues	$1,962
Net income (loss)	(6,365)

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

Revenues consisted of the following (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Subscription revenue
Software	$1,588	$240	$1,204
Total subscription revenue	$1,588	$240	$1,204

Non-subscription revenue
Professional services	$230	$102	$416
Total non-subscription revenue	230	$102	$416

Total Revenue	$1,818	$342	$1,620

	Successor		Predecessor
	Three Months ended March 31. 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Revenue recognized over time(1)(2)	$1,818	$342	$1,620
Total	$1,818	$342	$1,620

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer and office equipment	$187	$179
Furniture and fixtures	12	12
Leasehold improvements	6	6
Software	1	1
Total	206	198
Less: accumulated depreciation and amortization	(96)	(83)
Total Property and Equipment, Net	$110	$115

Depreciation and amortization expense were approximately $22 thousand, $4 thousand, and $19 thousand, for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

NOTE 6 – Software Development Costs, net

Amortization expense for capitalized software development costs was approximately $209 thousand for the period from January 1, 2023 to March 14, 2023 (Predecessor). There was no amortization expense for capitalized software development costs for the three months ended March 31, 2024 (Successor) and for the period from March 15, 2023 to March 31, 2023 (Successor).

NOTE 7 – Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill as of March 31, 2024 (Successor) was $8,737 thousand, which was entirely due to the business combination noted in Note 3.

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

The Company noted that there were no qualitative or quantitative indicators of impairment present at the reporting date as of March 31, 2024 (Successor).

Intangible assets consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	5.9	$3,294	$(490)	$2,804	$3,294	$(373)	$2,921
Customer Relationships	3.9	5,604	(1,168)	4,436	5,604	(887)	4,717
Developed Technology	8.9	8,697	(906)	7,791	8,697	(688)	8,009
Patents and Intellectual Property	8.9	2,703	(281)	2,422	2,703	(214)	2,489
Totals		$20,298	$(2,845)	$17,453	$20,298	$(2,162)	$18,136

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense on intangible assets as of March 2024 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2024 (remainder of year)	$2,048
2025	2,731
2026	2,731
2027	2,731
2028	1,844
2029 and thereafter	5,368
Total	$17,453

NOTE 8 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreements	Professional Service Agreements	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$2,878
Revenue recognized	(1,588)	(230)	(1,818)
Revenue deferred	2,406	166	2,572
Deferred Revenue – March 31, 2024	$3,222	$410	$3,632

	License Agreements	Professional Service Agreements	Total
Deferred Revenue – March 15, 2023	$2,148	$386	$2,534
Revenue recognized	(4,560)	(1,186)	(5,746)
Revenue deferred	4,816	1,274	6,090
Deferred Revenue – December 31, 2023	$2,404	$474	$2,878

Deferred revenues were approximately $3,632 thousand and $2,878 thousand at March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$251	$387
Accrued bonus and commissions	279	108
Income tax payables	78	74
Accrued insurance premium and interest	225	-
Accrued transaction costs	13	13
Accrued sales and other indirect taxes payable	8	12
Accrued other	821	858
Accrued liabilities	$1,675	$1,452

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2024. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.5%. The first of ten monthly separate installment payments begin on April 14, 2023. The Company paid a down payment on the policy of $85 thousand. As of March 31, 2024 (Successor) the Company currently owes $226 thousand on the D&O insurance policy.

NOTE 10 – Promissory Note

Note payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$3,885	$3,885
Less: Unamortized original issue discount	616	834
Unamortized debt issuance cost	11	14
	3,258	3,037
Add: Accrued interest payable	115	16
	$3,373	$3,053

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

Interest expense recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $320 thousand, $0 thousand and $53 thousand for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor) and for the period from March 15, 2023 to December 31, 2023 (Successor), respectively.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Warrants

Public Warrants

As of March 31, 2024 (Successor) there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

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

On July 13, 2023, warrant holders exercised 435,000 public warrants at an exercise price of $11.50, for a total of $5,002 thousand of cash proceeds to the Company.

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

For the three months ended September 30, 2023, about 613 thousand public warrants to purchase Class A common stock were exercised on a cashless basis for approximately 50 thousand shares of common stock and are no longer outstanding.

Private Warrants

As of March 31, 2024 (Successor) and December 31, 2023 (Successor), there were 10,280 thousand and 10,280 thousand Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Employee Stock Options

On February 6, 2024, a total of 705,000 stock options to purchase the Company’s common stock were granted to employees and consultants of the Company. These options vest over a 4-year period. The options have a life of 10 years and an exercise price of $1.20 per option. The stock options were valued using the Black-Scholes option valuation model and the weighted average fair value of the awards granted during the period was determined to be $0.74 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $1.21 per share.

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted-average exercise price	Weighted average remaining contractual term (years)	Weighted-Average Fair Value at Grant Date
Options outstanding at January 1, 2024	984,900	$1.53	9.00	$0.90
Granted	705,000	1.20	9.86	0.74
Forfeited	-	-
Options outstanding at March 31, 2024	1,689,900
Options exercisable at March 31, 2024	492,450	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Successor		Predecessor
	Three Months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Research and development	$3	$-	$-
Sales and marketing	32	-	-
General and administrative	185	2	158
Total non-cash stock compensation	$220	$2	$158

As of March 31, 2024 (Successor), the remaining unrecognized stock compensation expense totaled approximately $500 thousand. This amount will be recognized as expense over the weighted average remaining term of 3.78 years.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the three months ended March 31, 2024 (Successor) and the period from March 15, 2023 to December 31, 2023 (Successor) were as follows:

Risk-free interest rate	3.67% – 4.03%
Expected life of option grants	5.75 – 6.25 years
Expected volatility of underlying stock	61.65%
Dividends assumption	$-

Restricted Stock Units

On January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

The fair value of the common stock as of the various grant dates was determined to be $1.25 to $1.38 per restricted stock unit, for a weighted average fair value of $1.29 per restricted stock unit. There was no other activity related to restricted stock units for the three months ended March 31, 2024.

Non-cash stock-based compensation expenses related to restricted stock units for the three months ended March 31, 2024 were recorded in the financial statements as summarized below:

Three Months ended March 31, 2024
Research and development	$98
Sales and marketing	51
General and administrative	232
Total non-cash stock compensation	$381

There were no non-cash stock-based compensation expenses related restricted stock units for the period from March 15, 2023 to March 31, 2023 (Successor) and period from January 1, 2023 to March 14, 2023 (Predecessor).

As of March 31, 2024 (Successor), the Company has approximately $1,454 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 1.76 years.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $207 thousand and $1,560 thousand for the three months ended March 31, 2024 (Successor) and for the period from March 15, 2023 to March 31, 2023 (Successor), respectively. The Company did not incur income tax expense for the period from January 1, 2023 to March 14, 2023 (Predecessor).

The effective tax rate for three months ended March 31, 2024 (Successor) and for the period from March 15, 2023 to March 31, 2023 (Successor) was 3.85% and (164.0)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including impairment of goodwill and change in fair value of derivative warrant liabilities.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2024 (Successor) was $326 thousand. Cash in foreign financial institutions as of December 31, 2023 (Successor) was $300 thousand. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor). However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Three Months Ended March 31, 2024 (Successor):
Revenues by geographic area	$1,667	$151	$240	$(240)	$1,818
Operating income (loss) by geographic area	$(3,000)	$(602)	$15	$-	$(3,587)
Net income (loss) by geographic area	$(4,527)	$(657)	$14	$-	$(5,170)

For the Period from January 1, 2023 to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$3	$-	$(4,380)

For the Period from March 15, 2023 to March 31, 2023 (Successor):
Revenues by geographic area	$272	$70	$196	$(196)	$342
Operating income (loss) by geographic area	$(486)	$(158)	$157	$-	$(487)
Net income (loss) by geographic area	$2,780	$(158)	$157	$(21)	$2,758

As of March 31, 2024 (Successor)
Identifiable assets by geographic area	$36,681	$600	$445	$(3,169)	$34,557
Long lived assets by geographic area	$17,533	$282	$122	$-	$17,937
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2023 (Successor)
Identifiable assets by geographic area	$38,143	$627	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

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

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor) was approximately $113 thousand, $9 thousand, and $57 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of March 31, 2024 (Successor), the weighted average remaining lease term is 1.1 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2023 (Successor), the weighted average remaining lease term is 1.4 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousand)	Operating Leases
Year 2024	$197
Year 2025	174
Year 2026	59
Total lease payments	430
Less: Imputed interest	(39)
Present value of lease liabilities	$391

NOTE 17 – Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 18 – Subsequent Events

On April 1, 2024, it is announced to the public that CXApp will be partnering with Google Cloud to define a new category in enterprise software: Employee Experiences. Google Cloud powers most of CXApp’s enterprise customer applications and is a natural partner to aid in expanding service offerings. As part of the agreement, Google and its service partners will provide advanced services including end-to-end security, analytics and monitoring as well as usage-based SaaS performance enhancements to create the best-in-class cloud-mobile experience to CXApp’s clients on the new CXAI Platform.

CXAI Platform is expected to be first deployed in the summer. Google has agreed to add the CXAI application platform to the Google Marketplace and signed a go-to-market partnership agreement. This would enable all of Google’s existing clients to have access to the CXAI platform with seamless and automated delivery.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited condensed consolidated financial statements included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on May 24, 2024 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2024.

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

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

	Successor		Predecessor
	(unaudited)
	Three months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Condensed Consolidated Statements of Operations Data
Revenues	$1,818	$342	$1,620
Cost of revenues	327	87	483
Gross profit	1,491	255	1,137
Operating expenses	5,078	742	5,518
Loss from operations	(3,587)	(487)	(4,381)
Other income (expense), net	(1,790)	1,685	1
Income tax benefit	207	1,560	-
Net income (loss)	$(5,170)	$2,758	$(4,380)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $1,818 thousand for the three months ended March 31, 2024 (Successor), compared to $342 thousand and $1,620 thousand for the period from March 15, 2023 to March 31, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The decrease in revenue of $144 thousand, for the comparative quarters ended March 31, 2024 and March 31, 2023, was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue was 87% of the total revenue for the three months ended March 31, 2024 (Successor) and 74% for the three months ended March 31, 2023 (Successor), which is a 13% increase in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $327 thousand for the three months ended March 31, 2024 (Successor), compared to $87 thousand and $483 thousand for the period from March 15, 2023 to March 31, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The gross profit margin was 82% for the three months ended March 31, 2024 (Successor), compared to 75% and 70% for the period from March 15, 2023 to March 31, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. This decrease in cost of revenues of approximately $243 thousand, or approximately 43%, for the comparative periods ended March 31, 2024 and March 31, 2023, was attributable to the decrease in professional services revenue related costs.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $5,078 thousand for the three months ended March 31, 2024 (Successor), compared to $742 thousand and $5,518 thousand for the period from March 15, 2023 to March 31, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The decrease in operating expenses of $1,182 thousand for the same comparative quarter was attributable to decrease in general and administrative expenses of $852 thousand, amortization of intangibles of $239 thousand, and other operating expenses of approximately $91 thousand.

Other Income/(Expense)

Other income/expense was a $1,790 thousand expense, $1,685 thousand income, and $1 thousand income for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. This decrease in other income was primarily attributable to changes in fair value of derivative warrant liabilities of $1,472 thousand during the three months ended March 31, 2024 (Successor).

Provision for Income Taxes

There was an income tax benefit of approximately $207 thousand for the three months ended March 31, 2024 (Successor), compared to $1,560 thousand and $0 thousand for the period from March 15, 2023 to March 31, 2023 (Successor) and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The income tax benefit for the three months ended March 31, 2023 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

Non-GAAP Financial information

EBITDA

The Company includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, taxes, depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non- recurring items and non-cash stock-based compensation. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP. The table below presents our adjusted EBITDA, reconciled to net income, which is the most comparable GAAP measure, for the periods indicated (in thousands).

	Successor		Predecessor
	Three months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Net income (loss)	$(5,170)	$2,758	$(4,380)
Interest and other income	262	1	(1)
Income tax (benefit)/provision	(207)	(1,560)	-
Depreciation and amortization	705	120	1,034
EBITDA	(4,410)	1,319	(3,347)
Adjusted for:
Changes in fair value of warrant liabilities	1,472	(1,686)	-
Unrealized (gains) losses	56	3	(32)
Stock-based compensation - compensation and related benefits	601	2	158
Adjusted EBITDA	$(2,281)	$(362)	$(3,221)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

As of May 15, 2024, the Company owed approximately $3,885 thousand in principal and accrued interest payable of $165 thousand payable within the next nine months. The interest rate is 10%. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Net cash used in operating activities during the three months ended March 31, 2024 (Successor) of $650 thousand consists of net loss of $5,170 thousand offset by non-cash adjustments of approximately $3,051 thousand and net cash changes in operating assets and liabilities of approximately $1,469 thousand. We entered into an equity line financing agreement on May 22, 2024 for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources as of March 31, 2024 Compared With March 31, 2023

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of March 31, 2024 (Successor), the Company has a working capital deficiency of approximately $5,280 thousand and cash of approximately $5,603 thousand. For the three months ended March 31, 2024 (Successor), the Company incurred net loss of approximately $5,170 thousand and used approximately $650 thousand of cash for operating activities.

The Management believes that the current liquidity position, including the cash raised under the promissory note of $3,000 thousand payable by December 2024, and the equity line financing agreement we entered into on May 22, 2024 for up to $10,000 thousand, with an initial draw of $2,500 thousand in the second quarter of 2024, has the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor		Predecessor
	Three months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Cash flows (used in) provided by
Net cash used in operating activities	$(650)	$(4,431)	$(5,144)
Net cash provided by (used in) investing activities	(18)	9,980	(54)
Net cash provided by (used in) financing activities	-	(328)	8,892
Effect of exchange rates on cash	(4)	-	1
Net increase (decrease) in cash and cash equivalents	$(672)	$5,221	$3,695

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,603	$6,275
Working capital deficit	$(5,280)	$(1,287)

Operating Activities for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)

	Successor		Predecessor
	Three months ended March 31, 2024	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023 to March 14, 2023
Net income (loss)	$(5,170)	$2,758	$(4,380)
Non-cash income and expenses	3,051	(3,113)	1,200
Net change in operating assets and liabilities	1,469	(4,076)	(1,964)
Net cash used in operating activities	$(650)	$(4,431)	$(5,144)

Cash Flows from Investing Activities for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

Net cash flows used in investing activities during the three months ended March 31, 2024 (Successor) was approximately $18 thousand compared to net cash flows used in and provided in investing activities for the period from March 15, 2023 to March 31, 2023 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately thousand $9,980 and $54 thousand, respectively. Cash flows related to investing activities during the three months ended March 31, 2024 (Successor) include $18 thousand for the purchase of property and equipment. Cash flows related to investing activities during the period from March 15, 2023 to March 31, 2023 (Successor) include $23 thousand for the purchase of property and equipment, and $10,003 thousand as cash acquired in connection with Business Combination. Cash flows related to investing activities during the period from January 1, 2023 to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software.

Cash Flows from Financing Activities for the three months ended March 31, 2024 (Successor), for the period from March 15, 2023 to March 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

There is no cash flow provided by or used in financing activities during three months ended March 31, 2024 (Successor) compared to net cash flows provided by and used in financing activities for the period from March 15, 2023 to March 31, 2024 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately $328 thousand and $8,892 thousand, respectively. During the period from March 15, 2023 to March 31, 2023 (Successor), the Company paid $328 thousand in cash outflows for repayment of related party note. During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of March 31, 2024 (Successor), the total obligation for operating leases is approximately $391 thousand, of which approximately $231 thousand is expected to be paid in the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 of the unaudited condensed consolidated financial statements which are included elsewhere in this filing.

Critical Accounting Estimates

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited condensed consolidated financial statements.

The Management believes there have been no significant changes during the three month period ended March 31, 2024, to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024. The material weakness and remediation activities were discussed in Part II, Item 9A “Controls and Procedures” of the Company’s 2023 Annual Report filed on May 24, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024 (Successor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against CXApp or any members of its management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(3)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: May 31, 2024	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)