Form 10-Q
period 2024-06-30
CXApp Inc.
filed 2024-08-12
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 12, 2024, there were 15,266,959 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Operations and Comprehensive Loss for the period from March 15, 2023 to June 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Stockholders’ Equity for the period from March 15, 2023 to June 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Cash Flows for the period from March 15, 2023 to June 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES		42

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$6,160	$6,275
Accounts receivable, net of allowance for credit losses of $0 and $2, respectively	438	1,956
Unbilled and other receivables	171	211
Prepaid expenses and other current assets	663	587
Total current assets	7,432	9,029

Property and equipment, net	95	115
Intangible assets, net	16,770	18,136
Operating lease right-of-use asset, net	664	486
Goodwill	8,737	8,737
Other assets	76	78

Total Assets	$33,774	$36,581

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$584	$975
Accrued liabilities	2,021	1,452
Deferred revenue	2,936	2,878
Warrant liability	4,206	1,683
Operating lease obligation, current	389	275
Note payable	4,103	3,053
Total current liabilities	14,239	10,316

Operating lease obligation, noncurrent	288	230
Deferred tax liability	270	637
Convertible debt	2,493	-
Other noncurrent liabilities	4	-

Total Liabilities	$17,294	$11,183

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 15,266,959 shares issued and outstanding at June 30, 2024 and 15,254,389 shares issued and outstanding at December 31, 2023	2	2
Additional paid-in capital	84,714	83,282
Accumulated deficit	(68,227)	(57,801)
Accumulated other comprehensive loss	(9)	(85)
Total Stockholders’ Equity	$16,480	$25,398

Total Liabilities and Stockholders’ Equity	$33,774	$36,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Successor				Predecessor
	(unaudited)
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Revenues	$1,766	$3,584	$1,915	$2,257	$1,620

Cost of Revenues	353	680	480	567	483

Gross Profit	1,413	2,904	1,435	1,690	1,137

Operating Expenses
Research and development	1,731	3,330	1,668	1,879	1,455
Sales and marketing	874	1,988	1,177	1,351	964
General and administrative	1,775	3,457	1,412	1,653	2,293
Acquisition related costs	-	-	164	164	-
Amortization of intangible assets	683	1,366	697	813	806
Total Operating Expenses	5,063	10,141	5,118	5,860	5,518

Loss from Operations	(3,650)	(7,237)	(3,683)	(4,170)	(4,381)

Other Income (Expense)
Interest income (expense), net	(684)	(946)	5	4	1
Change in fair value of derivative liability	(1,051)	(2,523)	(12,040)	(10,354)	-
Other income (expense), net	(30)	(86)	7	7	-
Total Other Income (Expense)	(1,765)	(3,555)	(12,028)	(10,343)	1

Net Loss, before tax	(5,415)	(10,792)	(15,711)	(14,513)	(4,380)
Income tax benefit	159	366	981	2,541	-
Net Loss	$(5,256)	$(10,426)	$(14,730)	$(11,972)	$(4,380)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	22	76	(39)	(39)	(28)
Comprehensive Loss	$(5,234)	$(10,350)	$(14,769)	$(12,011)	$(4,408)

Basic and diluted weighted average shares outstanding, Class A common stock	15,255,218	15,254,803	8,582,699	8,582,699
Basic and diluted net loss per share, Class A common stock	$(0.34)	$(0.68)	$(1.05)	$(0.85)

Basic and diluted weighted average shares outstanding, Class C common stock	-	-	5,487,300	5,487,300
Basic and diluted net loss per share, Class C common stock	$-	$-	$(1.05)	$(0.85)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor
	Net parent investment	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investment from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor
(unaudited)
	Class A Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,563)	$-	$(6,955)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net income	-	-	-	-	-	2,758	-	2,758
Stock-based compensation	-	-	-	-	2	-	-	2
Balance at March 31, 2023	8,582,699	$1	5,487,300	$1	$71,536	$(5,805)	$-	$65,733
Net loss	-	-	-	-	-	(14,730)	-	(14,730)
Stock-based compensation	-	-	-	-	96	-	-	96
Cumulative translation adjustment	-	-	-	-	-	-	(39)	(39)
Balance at June 30, 2023	8,582,699	$1	5,487,300	$1	$71,632	$(20,535)	$(39)	$51,060

Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398
Net loss	-	-	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	-	-	599	-	-	599
Cumulative translation adjustment	-	-	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	-	$-	$83,881	$(62,971)	$(31)	$20,881
Net loss	-	-	-	-	-	(5,256)	-	(5,256)
Stock-based compensation	-	-	-	-	833	-	-	833
Net exercise of options	12,570	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	22	22
Balance at June 30, 2024	15,266,959	$2	-	$-	$84,714	$(68,227)	$(9)	$16,480

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	(unaudited)
	Six Months Ended June 30, 2024	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Operating activities
Net loss	$(10,426)	$(11,972)	$(4,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44	28	228
Amortization of intangible assets	1,366	813	806
Amortization of right of use asset	201	102	40
Provision for credit loss expense	-	1
Amortization of debt discount and deferred financing cost	445	-	-
Accrued interest expense on promissory note and convertible debt	210	-	-
Accrued monitoring fee on promissory note	408	-	-
Deferred income taxes	(366)	(2,541)	-
Stock-based compensation expense	1,436	98	158
(Gain) loss on foreign currency transactions	84	(4)	(32)
Change in fair value of derivative liability	2,523	10,354	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	1,555	962	(857)
Prepaid expenses and other current assets	(76)	152	(20)
Other assets	-	(37)	-
Accounts payable	(389)	281	(796)
Accrued liabilities	574	(4,399)	(787)
Operating lease liabilities	(212)	(102)	(38)
Other noncurrent liabilities	-	-	-
Deferred revenue	63	(334)	534
Net cash used in operating activities	(2,560)	(6,598)	(5,144)

Investing activities
Purchases of property and equipment	(26)	(26)	(9)
Investment in capitalized software	-	-	(45)
Cash acquired in connection with Business Combination	-	10,003	-
Net cash provided by (used in) investing activities	(26)	9,977	(54)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	2,480	-	-
Net equity investment from parent	-	-	9,089
Repayment of CXApp acquisition liability	-	-	(197)
Repayment of related party promissory note	-	(328)	-
Net cash provided by (used in) financing activities	2,480	(328)	8,892

Effect of exchange rate changes on cash and cash equivalents	(9)	(11)	1
Net increase (decrease) in cash and cash equivalents	(115)	3,040	3,695
Cash and cash equivalents, beginning of period	6,275	1,503	6,308
Cash and cash equivalents, end of period	$6,160	$4,543	$10,003

Supplemental disclosures of cash flow information
Cash paid for taxes	$25	$-	$-
Cash paid for interest	$-	$6	$-

Supplemental schedule of noncash investing and financing activities
Right of use asset obtained in exchange for lease liability	$393	$230	$-
Noncash investment from parent	$-	$-	$409
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$-	$69,928	$-
Financing of Director and Officer Insurance	$-	$671	$-

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

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of June 30, 2024 (Successor), the Company had a working capital deficiency of approximately $6,807 thousand and cash and cash equivalents of approximately $6,160 thousand. For the three and six months ended June 30, 2024 (Successor), the Company incurred net losses of approximately $5,256 thousand and $10,426 thousand, respectively. During the six months ended June 30, 2024 (Successor), the Company used approximately $2,560 thousand of cash for operating activities.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued an unsecured convertible Pre-Paid Purchase to Lender. The convertible Pre-Paid Purchase has the original principal amount of $2,650 thousand. On June 3, 2024, the Company received net proceeds of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand.

Management believes that the recent fundings are sufficient to address any potential going concern uncertainties, ensuring the Company’s ability to meet its obligations and continue operations for at least one year from the issuance date of these condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on May 23, 2024.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of June 30, 2024 (Successor), the Company had cash equivalents of approximately $5,706 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2023 (Successor), the Company had approximately $5,584 in cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to uncollectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for credit losses is approximately $0 thousand and $2 thousand as of June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor).

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables, including public company method, guideline transaction method, and market price method. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor).

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

Comprehensive Loss and Foreign Currency Translation

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expenses) in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction gain were approximately $22 thousand, $76 thousand, and loss of $39 thousand, $39 thousand, and $28 thousand for the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

Convertible Debt

The Company issued convertible debt in May 2024, and evaluated to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company treats the instrument wholly as a liability, in accordance with ASC 470, as the conversion features do not require bifurcation as a derivative in accordance with ASC 815 and the convertible debt was not issued at a substantial premium. Costs directly associated with the borrowing have been capitalized and are netted against the corresponding debt liabilities in the Company’s Condensed Consolidated Balance Sheets at issuance and amortized over the contractual term of the convertible debt instrument using the effective interest rate method.

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

For the three months and six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,936 thousand and $2,878 thousand as of June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff.

The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $1,872 thousand, $729 thousand, and $865 thousand, that was included in the contract liability balance at the beginning of the period, for the six months ended June 30, 2024 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability, and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the condensed consolidated statements of operations and amounting to $1,051 thousand, $2,523 thousand, $12,040 thousand, $10,354 thousand, and $0 thousand for the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three and six months ended June 30, 2024 (Successor), basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive. For the period from March 15, 2023 to March 31, 2023 (Successor), the common shares issuable were excluded from the calculation because (i) the warrants were below their exercise price and (ii) the stock options were not vested.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), and for the period from March 15, 2023 to June 30, 2023 (Successor).

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023
Stock options	1,620	1,548	985	985
Restricted stock units	533	512	160	160
Warrants	21,032	21,032	24,080	24,080
Total	23,185	23,092	25,225	25,225

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company recognized, in the consolidated statements of operations and comprehensive income, unrealized loss of $1,051 thousand, $2,523 thousand, $12,040 thousand, $10,354 thousand, and $0 thousand, respectively. See Note 10.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value of the liabilities:

Warrant liability – January 1, 2024	$1,683
Change in FV of derivative instruments	1,472
Warrant liability – March 31, 2024	3,155
Change in FV of derivative instruments	1,051
Warrant liability – June 30, 2024	$4,206

Warrant liability – March 15, 2023	$2,649
Change in FV of derivative instruments	(1,686)
Warrant liability – March 31, 2023	963
Change in FV of derivative instruments	12,040
Warrant liability – June 30, 2023	$13,003

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three and six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor).

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements”, which amends the codification in response to the SEC’s Disclosure Update and Simplification Initiative. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. The Company is currently assessing the potential impact of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60) which requires holdings of certain crypto assets to be measured at fair value at each reporting period with changes in fair value recorded through earnings. The amendments apply to assets meeting certain defined characteristics and require crypto assets to be presented separately from other intangible assets on the balance sheet with changes in fair value presented separately from other changes in intangible assets on the income statement. Requires extensive disclosure about crypto assets measured at fair value on an interim and annual basis, requires an annual roll forward of an entity’s crypto holdings, and specifies certain statement of cash flows presentation for crypto assets received as noncash consideration in the ordinary course of business and converted nearly immediately into cash. The new guidance is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) that enhances transparency into income tax disclosures. Requires annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Eliminates certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718, or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 adds an example with multiple fact patterns and illustrates how an entity evaluates common terms and characteristics of profits interests and similar awards to reach a conclusion about whether an award meets the conditions in Topic 718. It also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to all periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

CXApp Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the six-month period ended June 30, 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 14, 2023. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and the acquired CXApp is as follows (in thousands):

For the Six Months Ended June 30, 2023
Revenues	$3,877
Net income (loss)	(20,637)

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

Revenues consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Subscription revenue
Software	$1,504	$3,092	$1,513	$1,753	$1,204
Total subscription revenue	$1,504	$3,092	$1,513	$1,753	$1,204

Non-subscription revenue
Professional services	$262	$492	$402	$504	$416
Total non-subscription revenue	$262	$492	$402	$504	$416

Total Revenue	$1,766	$3,584	$1,915	$2,257	$1,620

	Successor				Predecessor
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Revenue recognized over time(1)(2)	$1,766	$3,584	$1,915	$2,257	$1,620
Total	$1,766	$3,584	$1,915	$2,257	$1,620

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer and office equipment	$189	$179
Furniture and fixtures	13	12
Leasehold improvements	5	6
Software	1	1
Total	208	198
Less: accumulated depreciation and amortization	(113)	(83)
Total Property and Equipment, Net	$95	$115

Depreciation and amortization expense were approximately $22 thousand, $44 thousand, $24 thousand, $28 thousand, and $19 thousand, for the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

NOTE 6 – Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill as of June 30, 2024 (Successor) was $8,737 thousand, which was entirely due to the business combination noted in Note 3.

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

The Company noted that there were no qualitative or quantitative indicators of impairment present at the reporting date as of June 30, 2024 (Successor).

Intangible assets consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	5.7	$3,294	$(608)	$2,686	$3,294	$(373)	$2,921
Customer Relationships	3.7	5,604	(1,448)	4,156	5,604	(887)	4,717
Developed Technology	8.7	8,697	(1,123)	7,574	8,697	(688)	8,009
Patents and Intellectual Property	8.7	2,703	(349)	2,354	2,703	(214)	2,489
Totals		$20,298	$(3,528)	$16,770	$20,298	$(2,162)	$18,136

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense on intangible assets as of June 2024 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2024 (remainder of year)	$1,365
2025	2,731
2026	2,731
2027	2,731
2028	1,844
Thereafter	5,368
Total	$16,770

NOTE 7 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreements	Professional Service Agreements	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$2,878
Revenue recognized	(3,092)	(492)	(3,584)
Revenue deferred	3,373	269	3,642
Deferred Revenue – June 30, 2024	$2,685	$251	$2,936

	License Agreements	Professional Service Agreements	Total
Deferred Revenue – March 15, 2023	$2,148	$386	$2,534
Revenue recognized	(4,560)	(1,186)	(5,746)
Revenue deferred	4,816	1,274	6,090
Deferred Revenue – December 31, 2023	$2,404	$474	$2,878

Deferred revenues were approximately $2,936 thousand and $2,878 thousand at June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses and reimbursements	$1,265	$858
Accrued compensation and benefits	290	387
Accrued bonus and commissions	231	108
Accrued insurance premium and interest	158	-
Income tax payables	56	74
Accrued transaction costs	13	13
Accrued sales and other indirect taxes payable	8	12
Accrued liabilities	$2,021	$1,452

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2024. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.5%. The first of ten monthly separate installment payments begin on April 14, 2024. The Company paid a down payment on the policy of $85 thousand. As of June 30, 2024 (Successor), the Company currently owes $158 thousand on the D&O insurance policy.

NOTE 9 – Promissory Note

Note payable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$3,885	$3,885
Less: Unamortized original issue discount	399	834
Unamortized debt issuance cost	7	14
	3,479	3,037
Add: Accrued interest payable	216	16
Accrued monitoring fee	408	-
	$4,103	$3,053

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

A monitoring fee of 10% of the outstanding balance will be charged on the sixth (6th) month from the issuance date of the Note to cover Lender’s accounting, legal and other costs incurred in monitoring the Note based on the then-current outstanding balance of the Note. The foregoing fee shall automatically be added to the outstanding balance on the applicable date without any further action by either party.

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

As of August 10, 2024, there is an aggregate outstanding principal and interest balance of approximately $4,554 thousand underlying the December 2023 Note.

Interest expense recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $322 thousand, $642 thousand, and $0 thousand for the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), and the period from March 15, 2023 to June 30, 2023 (Successor), respectively.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Warrants

Public Warrants

As of June 30, 2024 (Successor) and December 31, 2023 (Successor), there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

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

For the three months ended September 30, 2023, approximately 613 thousand public warrants to purchase Class A common stock were exercised on a cashless basis for approximately 50 thousand shares of common stock and are no longer outstanding.

Private Warrants

As of June 30, 2024 (Successor) and December 31, 2023 (Successor), there were 10,280 thousand Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In June 2024, the Company received a notice for a net exercise of 70,350 options to purchase shares of common stock resulting in the issuance of 12,570 shares of the Company’s Class A Common Stock with par value $0.0001 per share. In accordance with the terms of the Incentive Plan, 51,012 shares were withheld by the Company to cover the exercise price and 6,768 shares were withheld in satisfaction of the taxes required to be paid in connection with the exercise.

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted-average exercise price	Weighted average remaining contractual term (years)	Weighted-Average Fair Value at Grant Date
Options outstanding at January 1, 2024	984,900	$1.53	8.75	$0.90
Granted	705,000	$1.20	9.61	$0.74
Exercised	(70,350)	$1.53
Forfeited	-
Options outstanding at June 30, 2024	1,619,550	$1.39
Options exercisable at June 30, 2024	422,100	$1.53

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Successor				Predecessor
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Research and development	$4	$7	$-	$-	$-
Sales and marketing	16	48	-	-	-
General and administrative	82	267	55	57	158
Total non-cash stock compensation	$102	$322	$55	$57	$158

As of June 30, 2024 (Successor), the remaining unrecognized stock compensation expense totaled approximately $398 thousand. This amount will be recognized as expense over the weighted average remaining term of 3.60 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the six months ended June 30, 2024 (Successor) and the period from March 15, 2023 to December 31, 2023 (Successor) were as follows:

Risk-free interest rate	3.67% – 4.33%
Expected life of option grants	5.75 – 6.25 years
Expected volatility of underlying stock	61.65%
Dividends assumption	$-

Restricted Stock Units

On January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

The fair value of the common stock as of the various grant dates was determined to be $1.25 to $1.38 per restricted stock unit, for a weighted average fair value of $1.29 per restricted stock unit. There was no other activity related to restricted stock units for the six months ended June 30, 2024.

The following summarizes our RSUs transaction activity for six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	47,000	$1.29
Vested	(80,000)	$7.80
Forfeited	-
Outstanding at June 30, 2024	453,165

The total fair value of RSUs vested during the three months ended June 30, 2024 was $889 thousand.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash stock-based compensation expenses related to restricted stock units for the six months ended June 30, 2024 were recorded in the financial statements as summarized below:

Six Months ended June 30, 2024
Research and development	$404
Sales and marketing	206
General and administrative	504
Total non-cash stock compensation	$1,114

There were no non-cash stock-based compensation expenses related restricted stock units for the period from March 15, 2023 to June 30, 2023 (Successor) and period from January 1, 2023 to March 14, 2023 (Predecessor).

As of June 30, 2024 (Successor), the Company has approximately $721 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 1.51 years.

NOTE 12 – Convertible Debt

Convertible debt as of June 30, 2024 consisted of the following (in thousands):

Principal amount	$2,625
Less: Unamortized original issue discount	122
Unamortized debt issuance cost	20
2,483
Add: Accrued interest payable	10
$2,493

On May 22, 2024, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible Pre-Paid Purchase to Streeterville Capital, LLC (“Lender”). The convertible Pre-Paid Purchase has the original principal amount of $2,650 thousand and Lender gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand.

The convertible Pre-Paid Purchase accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase.

On June 3, 2024, the Company received the net proceeds from the Lender. For the three months ended June 30, 2024, amortization of debt discount and transaction cost of approximately $4 thousand was recorded on the condensed consolidated statements of operations.

During the period ended June 30, 2024, the Company has issued no shares related to the convertible Pre-Paid Purchase.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $159 thousand, $366 thousand, $981 thousand, and $2,541 thousand for the three months ended June 30, 2024 (Successor),for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), and for the period from March 15, 2023 to June 30, 2023 (Successor), respectively. The Company did not incur income tax expense for the period from January 1, 2023 to March 14, 2023 (Predecessor).

The effective tax rate for three months ended June 30, 2024 (Successor) and for the six months ended June 30, 2024 (Successor) was (2.94)% and (3.39)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including impairment of goodwill and change in fair value of derivative warrant liabilities.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippine subsidiaries. Cash in foreign financial institutions as of June 30, 2024 (Successor) was $93 thousand. Cash in foreign financial institutions as of December 31, 2023 (Successor) was $300 thousand.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the six months ended June 30, 2024 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor). However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Three Months Ended June 30, 2024 (Successor):
Revenues by geographic area	$1,669	$97	$233	$(233)	$1,766
Operating income (loss) by geographic area	$(3,080)	$(581)	$11	$-	$(3,650)
Net income (loss) by geographic area	$(4,655)	$(613)	$12	$-	$(5,256)

For the Six Months Ended June 30, 2024 (Successor):
Revenues by geographic area	$3,336	$248	$473	$(473)	$3,584
Operating income (loss) by geographic area	$(6,080)	$(1,183)	$26	$-	$(7,237)
Net income (loss) by geographic area	$(9,182)	$(1,270)	$26	$-	$(10,426)

For the Three Months Ended June 30, 2023 (Successor):
Revenues by geographic area	$1,550	$365	$219	$(219)	$1,915
Operating income (loss) by geographic area	$(2,926)	$(766)	$9	$-	$(3,683)
Net income (loss) by geographic area	$(13,980)	$(761)	$11	$-	$(14,730)

For the Period from January 1, 2023 to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$3	$-	$(4,380)

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Period from March 15, 2023 to June 30, 2023 (Successor):
Revenues by geographic area	$1,822	$435	$415	$(415)	$2,257
Operating income (loss) by geographic area	$(3,412)	$(924)	$166	$-	$(4,170)
Net income (loss) by geographic area	$(11,200)	$(919)	$168	$(21)	$(11,972)

As of June 30, 2024 (Successor)
Identifiable assets by geographic area	$36,619	$387	$458	$(3,690)	$33,774
Long lived assets by geographic area	$17,188	$247	$94	$-	$17,529
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2023 (Successor)
Identifiable assets by geographic area	$38,143	$627	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 16 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in May 2026, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations for the three months ended June 30, 2024 (Successor), for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2023 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor) was approximately $109 thousand, $222 thousand, $56 thousand, $65 thousand, and $57 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of June 30, 2024 (Successor), the weighted average remaining lease term is 1.6 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2023 (Successor), the weighted average remaining lease term is 1.4 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousand)	Operating Leases
Year 2024	$223
Year 2025	383
Year 2026	129
Total lease payments	735
Less: Imputed interest	(58)
Present value of lease liabilities	$677

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

NOTE 18 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2024 up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited condensed consolidated financial statements included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on May 24, 2024 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the period ended June 30, 2024.

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

Prior to the closing of the Business Combination, CXApp and subsidiaries were wholly-owned subsidiary of Inpixon (“Inpixon”) and the Company’s financial statements consist of CXApp US, CXApp Canada, and CXApp Philippines (collectively the “Company,” “we,” “us” or “our”), show the historical condensed consolidated financial position, results of operations, changes in stockholders’ equity and cash flows of the Company and should be read in conjunction with the accompanying notes thereto. The Company’s condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of future results of the Company.

The condensed consolidated operating results of the Company have been specifically identified based on the Company’s existing divisional organization. The majority of the assets and liabilities of the Company have been identified based on the existing divisional structure. The historical costs and expenses reflected in the Company’s financial statements include an allocation for certain corporate and shared service functions. Management believes the assumptions underlying our condensed consolidated financial statements are reasonable. Nevertheless, our condensed consolidated financial statements may not include all of the actual expenses that would have been incurred and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows.

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

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended June 30, 2024 and June 30, 2023

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

(in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$1,766	$1,915
Cost of revenues	(353)	(480)
Gross profit	1,413	1,435
Operating expenses	(5,063)	(5,118)
Loss from operations	(3,650)	(3,683)
Other expense, net	(1,765)	(12,028)
Income tax benefit	159	981
Net loss	$(5,256)	$(14,730)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $1,766 thousand for the three months ended June 30, 2024 (Successor), compared to $1,915 thousand for the three months ended June 30, 2023 (Successor). The decrease in revenue of $149 thousand, for the comparative quarters ended June 30, 2024 and June 30, 2023, was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue was 85% of the total revenue for the three months ended June 30, 2024 (Successor) and 79% for the three months ended June 30, 2023 (Successor), which is a 6% increase in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $353 thousand for the three months ended June 30, 2024 (Successor), compared to $480 thousand for the three months ended June 30, 2023 (Successor). The gross profit margin was 80% for the three months ended June 30, 2024 (Successor), compared to 75% for the three months ended June 30, 2023 (Successor). This decrease in cost of revenues of approximately $127 thousand, or approximately 26%, for the comparative periods ended June 30, 2024 and June 30, 2023, was attributable to the decrease in professional services revenue related costs.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $5,063 thousand for the three months ended June 30, 2024 (Successor), compared to $5,118 thousand for the three months ended June 30, 2023 (Successor). The decrease in operating expenses of $55 thousand for the same comparative period was attributable to decrease in sales and marketing expenses of $303 thousand, acquisition related costs of $164 thousand, amortization of intangibles of $14 thousand and increase in stock based compensation of approximately $426 thousand.

Other Expense

Other expense was a $1,765 thousand expense, and a $12,028 thousand expense for the three months ended June 30, 2024 (Successor) and the three months ended June 30, 2023 (Successor), respectively. This decrease of $10,263 thousand in other expense for the same comparative periods was attributable to the decrease in changes in fair value of derivative warrant liabilities of approximately $10,989 thousand and increase in interest expense of approximately $689 thousand and increase in foreign exchange loss of approximately $37 thousand.

Provision for Income Taxes

There was an income tax benefit of approximately $159 thousand for the three months ended June 30, 2024 (Successor), compared to $981 thousand tax benefit for the three months ended June 30, 2023 (Successor). The income tax benefit for the three months ended June 30, 2024 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

Comparison of the results of operations for the six months ended June 30, 2024 (Successor), period ended June 30, 2023 (Successor), and period ended March 14, 2023 (Predecessor)

The following table sets forth our results of operations. This data should be read together with our unaudited condensed consolidated financial statements and related notes.

	Successor		Predecessor
	(unaudited)
(in thousands)	Six months ended June 30, 2024	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Condensed Consolidated Statements of Operations Data
Revenues	$3,584	$2,257	$1,620
Cost of revenues	(680)	(567)	(483)
Gross profit	2,904	1,690	1,137
Operating expenses	(10,141)	(5,860)	(5,518)
Loss from operations	(7,237)	(4,170)	(4,381)
Other income (expense), net	(3,555)	(10,343)	1
Income tax benefit	366	2,541	-
Net loss	$(10,426)	$(11,972)	$(4,380)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $3,584 thousand for the six months ended June 30, 2024 (Successor), compared to $2,257 thousand and $1,620 thousand for the period ended June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. The decrease in revenue of $293 thousand, for the comparative periods ended June 30, 2024 and June 30, 2023, was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue was 86% of the total revenue for the six months ended June 30, 2024 (Successor), 78% for the period ended June 30, 2023 (Successor), and 74% for the period ended March 14, 2023 (Predecessor), which is a 8% increase in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues was $680 thousand for the six months ended June 30, 2024 (Successor), compared to $567 thousand and $483 thousand for the period ended June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. The gross profit margin was 81% for the six months ended June 30, 2024 (Successor), compared to 75% and 70% for the period ended June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor). This decrease in cost of revenues of approximately $370 thousand, or approximately 35%, for the comparative periods ended June 30, 2024 and June 30, 2023, was attributable to the decrease in professional services revenue related costs.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $10,141 thousand for the six months ended June 30, 2024 (Successor), compared to $5,860 thousand and $5,518 thousand for the period ended June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively.

The decrease in operating expenses of $1,237 thousand for the same comparative period was attributable to decrease in acquisition cost of approximately $164 thousand, general and administrative expenses of $489 thousand due to non-renewal of contract with contractors and reduction of D&O insurance premium, sales and marketing expenses of $327 thousand due to change in commission plan and employee restructuring effective in January 2024, research and development of approximately $4 thousand and amortization of intangibles of $253 thousand.

Other Income/(Expense)

Other expense was a $3,555 thousand expense for the six months ended June 30, 2024 (Successor), and $10,343 thousand expense and $1 thousand income for the period ended June 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. This decrease in other expense of $6,787 thousand for the same comparative period was attributable to decrease in changes in fair value of derivative warrant liabilities of $7,831 thousand and the increase in interest expense of approximately $951 thousand was primarily attributable to the one-time monitoring fee relating to the Promissory Note issued on December 15, 2023 and increase in foreign exchange loss of approximately $93 thousand.

Provision for Income Taxes

There was an income tax benefit of approximately $366 thousand for the six months ended June 30, 2024 (Successor), compared to $2,541 thousand tax benefit for the period ended June 30, 2023 (Successor). The income tax benefit for the six months ended June 30, 2024 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Successor				Predecessor
	(unaudited)
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Net loss	$(5,256)	$(10,426)	$(14,730)	$(11,972)	$(4,380)
Interest expense and other income	684	946	(5)	(4)	(1)
Income tax benefit	(159)	(366)	(981)	(2,541)	-
Depreciation and amortization	705	1,410	721	841	1,034
EBITDA	(4,026)	(8,436)	(14,995)	(13,676)	(3,347)
Adjusted for:
Changes in fair value of warrant liabilities	1,051	2,523	12,040	10,354	-
Unrealized (gains) losses	30	86	-	(4)	(32)
Stock-based compensation - compensation and related benefits	835	1,436	96	98	158
Adjusted EBITDA	$(2,110)	$(4,391)	$(2,859)	$(3,228)	$(3,221)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

As of August 10, 2024, the Company owed approximately $3,885 thousand in principal and accrued interest payable of $261 thousand payable within the next six months. The interest rate is 10%. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Net cash used in operating activities during the six months ended June 30, 2024 (Successor) of $2,560 thousand consists of net loss of $10,426 thousand offset by non-cash adjustments of approximately $6,351 thousand and net cash changes in operating assets and liabilities of approximately $1,515 thousand. On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued an unsecured convertible Pre-Paid Purchase to Lender. The convertible Pre-Paid Purchase has the original principal amount of $2,650 thousand. On June 3, 2024, the Company received net proceeds of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources as of June 30, 2024 Compared With June 30, 2023

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of June 30, 2024 (Successor), the Company has a working capital deficiency of approximately $6,807 thousand and cash of approximately $6,160 thousand. For the period ended June 30, 2024 (Successor), the Company incurred net loss of approximately $10,426 thousand and used approximately $2,560 thousand of cash for operating activities.

The Management believes that the current liquidity position, including the cash raised under the promissory note of $3,000 thousand payable by December 2024, and the Securities Purchase Agreement (the “SPA”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001, has the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor		Predecessor
	(unaudited)
	Six months ended June 30, 2024	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Cash flows (used in) provided by
Net cash used in operating activities	$(2,560)	$(6,598)	$(5,144)
Net cash provided by (used in) investing activities	(26)	9,977	(54)
Net cash provided by (used in) financing activities	2,480	(328)	8,892
Effect of exchange rates on cash	(9)	(11)	1
Net increase (decrease) in cash and cash equivalents	$(115)	$3,040	$3,695

	June 30, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$6,160	$6,275
Working capital deficit	$(6,807)	$(1,287)

Operating Activities for the six months ended June 30, 2024 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)

	Successor		Predecessor
	(unaudited)
	Six months ended June 30, 2024	Period from March 15, 2023 to June 30, 2023	Period from January 1, 2023 to March 14, 2023
Net loss	$(10,426)	$(11,972)	$(4,380)
Non-cash income and expenses	6,351	8,851	1,200
Net change in operating assets and liabilities	1,515	(3,477)	(1,964)
Net cash used in operating activities	$(2,560)	$(6,598)	$(5,144)

Cash Flows from Investing Activities for the six months ended June 30, 2024 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

Net cash flows used in investing activities during the six months ended June 30, 2024 (Successor) was approximately $26 thousand compared to net cash flows provided in and used in investing activities for the period from March 15, 2023 to June 30, 2023 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately $9,977 thousand and $54 thousand, respectively. Cash flows related to investing activities during the six months ended June 30, 2024 (Successor) include $26 thousand for the purchase of property and equipment. Cash flows related to investing activities during the period from March 15, 2023 to June 30, 2023 (Successor) include $26 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period from January 1, 2023 to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software.

Cash Flows from Financing Activities for the six months ended June 30, 2024 (Successor), for the period from March 15, 2023 to June 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

Net cash flows provided by financing activities during the six months ended June 30, 2024 (Successor) was approximately $2,480 thousand compared to net cash flows used in and provided by financing activities for the period from March 15, 2023 to June 30, 2023 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately $328 thousand and $8,892 thousand, respectively. On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued an unsecured convertible Pre-Paid Purchase to Lender. The convertible Pre-Paid Purchase has the original principal amount of $2,650 thousand. On June 3, 2024, the Company received net proceeds of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand. During the period from March 15, 2023 to June 30, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note. During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of June 30, 2024 (Successor), the total obligation for operating leases is approximately $677 thousand, of which approximately $389 thousand is expected to be paid in the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

The Management believes there have been no significant changes during the six months ended June 30, 2024, to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024 (Successor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the third quarter of 2024, the Management plans to hire a qualified individual to oversee technical accounting matters. Further, the Company intends to add additional and more robust management review controls to provide more focus on detailed analysis and enhanced documentation procedures.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the six months ended June 30, 2024, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

CXAPP INC.

Date: August 12, 2024	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)