Form 10-Q
period 2024-09-30
CXApp Inc.
filed 2024-11-12
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, there were 16,460,126 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 15, 2023 to September 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Stockholders’ Equity for the period from March 15, 2023 to September 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) (Successor) and Condensed Consolidated Statements of Cash Flows for the period from March 15, 2023 to September 30, 2023 (unaudited) (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	41

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,082	$6,275
Accounts receivable, net of allowance for credit losses of $0 and $2, respectively	316	1,956
Unbilled and other receivables	145	211
Prepaid expenses and other current assets	477	587
Total current assets	6,020	9,029

Property and equipment, net	80	115
Intangible assets, net	16,087	18,136
Operating lease right-of-use asset, net	573	486
Goodwill	8,737	8,737
Other assets	78	78

Total Assets	$31,575	$36,581

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$765	$975
Accrued liabilities	1,666	1,452
Deferred revenue	2,338	2,878
Warrant liability	5,258	1,683
Operating lease obligation, current	377	275
Note payable	3,020	3,053
Total current liabilities	13,424	10,316

Operating lease obligation, noncurrent	208	230
Deferred tax liability	122	637
Convertible debt	3,539	-
Other noncurrent liabilities	7	-

Total Liabilities	$17,300	$11,183

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 16,065,257 shares issued and outstanding at September 30, 2024 and 15,254,389 shares issued and outstanding at December 31, 2023	$2	$2
Additional paid-in capital	87,555	83,282
Accumulated deficit	(73,231)	(57,801)
Accumulated other comprehensive loss	(51)	(85)
Total Stockholders’ Equity	$14,275	$25,398

Total Liabilities and Stockholders’ Equity	$31,575	$36,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Successor				Predecessor
	(unaudited)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Revenues	$1,897	$1,770	$5,481	$4,027	$1,620

Cost of Revenues	372	358	1,052	925	483

Gross Profit	1,525	1,412	4,429	3,102	1,137

Operating Expenses
Research and development	1,552	1,568	4,882	3,447	1,455
Sales and marketing	689	1,068	2,677	2,419	964
General and administrative	1,927	2,278	5,384	3,931	2,293
Acquisition related costs	-	30	-	194	-
Amortization of intangible assets	683	697	2,049	1,510	806
Total Operating Expenses	4,851	5,641	14,992	11,501	5,518

Loss from Operations	(3,326)	(4,229)	(10,563)	(8,399)	(4,381)

Other Income (Expense)
Interest income (expense), net	(312)	57	(1,258)	61	1
Change in fair value of derivative liability	(1,052)	5,220	(3,575)	(5,134)	-
Loss on debt extinguishment	(535)	-	(535)	-	-
Other income (expense), net	74	(24)	(12)	(17)	-
Total Other Income (Expense)	(1,825)	5,253	(5,380)	(5,090)	1

Net Income (Loss), before tax	(5,151)	1,024	(15,943)	(13,489)	(4,380)
Income tax benefit	147	417	513	2,958	-
Net Income (Loss)	$(5,004)	$1,441	$(15,430)	$(10,531)	$(4,380)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	(42)	31	34	(8)	(28)
Comprehensive Income (Loss)	$(5,046)	$1,472	$(15,396)	$(10,539)	$(4,408)

Basic and diluted weighted average shares outstanding, Class A common stock	15,699,685	10,818,000	15,407,007	9,675,000
Basic and diluted net income (loss) per share, Class A common stock	$(0.32)	$0.13	$(1.00)	$(1.09)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor
	Net parent investment	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investment from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor
(unaudited)
	Class A Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,563)	$-	$(6,955)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net income	-	-	-	-	-	2,758	-	2,758
Stock-based compensation	-	-	-	-	2	-	-	2
Balance at March 31, 2023	8,582,699	$1	5,487,300	$1	$71,536	$(5,805)	$-	$65,733
Net loss	-	-	-	-	-	(14,730)	-	(14,730)
Stock-based compensation	-	-	-	-	96	-	-	96
Cumulative translation adjustment	-	-	-	-	-	-	(39)	(39)
Balance at June 30, 2023	8,582,699	$1	5,487,300	$1	$71,632	$(20,535)	$(39)	$51,060
Net income	-	-	-	-	-	1,441	-	1,441
Stock-based compensation	-	-	-	-	653	-	-	653
Warrant exchange to Class A common stock	600,000	-	-	-	4,914	-	-	4,914
Warrant exercise – cash and cashless	484,608	-	-	-	5,768	-	-	5,768
Mandatory conversion from Class C to Class A common stock	5,487,300	1	(5,487,300)	(1)	-	-	-	-
Common stock issuance	99,782	-	-	-	195	-	-	195
Cumulative translation adjustment	-	-	-	-	-	-	31	31
Balance at September 30, 2023	15,254,389	$2	-	$-	$83,162	$(19,094)	$(8)	$64,062

Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398
Net loss	-	-	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	-	-	599	-	-	599
Cumulative translation adjustment	-	-	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	-	$-	$83,881	$(62,971)	$(31)	$20,881
Net loss	-	-	-	-	-	(5,256)	-	(5,256)
Stock-based compensation	-	-	-	-	833	-	-	833
Net exercise of options	12,570	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	22	22
Balance at June 30, 2024	15,266,959	$2	-	$-	$84,714	$(68,227)	$(9)	$16,480
Net loss	-	-	-	-	-	(5,004)	-	(5,004)
Stock-based compensation	-	-	-	-	906	-	-	906
Issuance of common stock to reduce notes payable	798,298	-	-	-	1,935	-	-	1,935
Cumulative translation adjustment	-	-	-	-	-	-	(42)	(42)
Balance at September 30, 2024	16,065,257	$2	-	$-	$87,555	$(73,231)	$(51)	$14,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	(unaudited)
	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Operating activities
Net loss	$(15,430)	$(10,531)	$(4,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64	52	228
Amortization of intangible assets	2,049	1,510	806
Amortization of right-of-use asset	297	200	40
Deferred income taxes	(513)	(2,957)	-
Provision for credit loss expense	-	(11)
Amortization of debt discount and deferred financing cost	678	-	-
Accrued interest expense on promissory note and convertible debt	340	-	-
Accrued monitoring fee on promissory note	408	-	-
Stock-based compensation expense	2,345	857	158
Loss on debt extinguishment	535	-	-
(Gain) loss on foreign currency transactions	48	20	(32)
Change in fair value of derivative liability	3,575	5,134	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	1,696	1,400	(857)
Prepaid expenses and other current assets	111	339	(20)
Other assets	-	(37)	-
Accounts payable	(200)	494	(796)
Accrued liabilities	214	(4,666)	(787)
Operating lease liabilities	(310)	(202)	(38)
Deferred revenue	(536)	(539)	534
Net cash used in operating activities	(4,629)	(8,937)	(5,144)

Investing activities
Purchases of property and equipment	(30)	(47)	(9)
Investment in capitalized software	-	-	(45)
Cash acquired in connection with Business Combination	-	10,003	-
Net cash provided by (used in) investing activities	(30)	9,956	(54)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	3,480	-	-
Net equity investment from parent	-	-	9,089
Repayment of CXApp acquisition liability	-	-	(197)
Warrant exercise - net	-	5,002
Repayment of related party promissory note	-	(328)	-
Net cash provided by financing activities	3,480	4,674	8,892

Effect of exchange rate changes on cash and cash equivalents	(14)	(17)	1
Net increase (decrease) in cash and cash equivalents	(1,193)	5,676	3,695
Cash and cash equivalents, beginning of period	6,275	1,503	6,308
Cash and cash equivalents, end of period	$5,082	$7,179	$10,003

Supplemental disclosures of cash flow information
Cash paid for taxes	$25	$1	$-
Cash paid for interest	$6	$12	$-

Supplemental schedule of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$393	$230	$-
Noncash investment from parent	$-	$-	$409
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$-	$69,928	$-
Financing of Director and Officer Insurance	$225	$671	$-
Warrant exercise - cashless	$-	$549	$-
Warrant exchange to Class A common stock	$-	$4,914	$-
Common shares issued for extinguishment of debt	$1,935	$-	$-

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

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of September 30, 2024 (Successor), the Company had a working capital deficiency of approximately $7,404 thousand and cash and cash equivalents of approximately $5,082 thousand. For the three and nine months ended September 30, 2024 (Successor), the Company incurred net losses of approximately $5,004 thousand and $15,430 thousand, respectively. During the nine months ended September 30, 2024 (Successor), the Company used approximately $4,629 thousand of cash for operating activities.

The Company acknowledges that there are challenges in generating sufficient revenue to fully support its operations and achieving long-term profitability. The Company’s recurring losses and cash usage in operations have raised concerns about its ability to continue as a going concern. Given the current liquidity position, management has taken several strategic measures to improve operational efficiency and strengthen the financial outlook. These initiatives include streamlining operations through workforce reductions, renegotiating contractual agreements, adjusting professional service fees, and optimizing expenses such as software licenses and contractor-related costs. Additionally, the Company has made progress in forming strategic partnerships such as the addition of its platform to key marketplaces and has successfully negotiated cost reductions in areas such as insurance premiums. Management believes that these actions will contribute to improved operational efficiency and long-term financial stability. However with the current liquidity position, management has implemented the following strategic measures to improve operational efficiency and strengthen the financial outlook:

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	In January 2024, the Company streamlined its operations to conserve cash resources by laying off approximately 20% of the global employee headcount;

●	In March 2024, the Company successfully negotiated for a 50% reduction in D&O insurance premium; and

●	In August 2024, Google added the CXAI application platform to the Google Marketplace and signed a go-to-market partnership agreement. Google Cloud’s sales and marketing teams will work with CXAI on targeting key clients and providing them the best workplace platform experience. With this, the Management believes that this partnership would help boost the Company’s product capability revenue.

These steps, along with anticipated revenue growth from organic sales and other partnerships, provide the Company with the necessary resources to support operations mitigating liquidity risk.

On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued two unsecured convertible Pre-Paid Purchases to Lender. The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand. On June 3, 2024, the Company received net proceeds of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand. On September 30, 2024, the Company received net proceeds of $1,000 thousand, reflecting original issue discount of $50 thousand, pursuant to the convertible Pre-Paid Purchase #2 dated on the same day.

Management believes that the recent funding initiatives provide sufficient capital to address any potential uncertainties regarding the Company’s ability to continue as a going concern. This funding ensures that the Company is well-positioned to meet its obligations and continue operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements. If additional funding is required, the Management is confident in its ability to secure financing, as necessary. The Company has access to multiple funding sources and expects these to be sufficient for its strategic needs.

Looking beyond this period, the Company is focused on executing its business plan and exploring additional strategic initiatives to enhance liquidity and support long-term growth. While the ability to continue as a going concern depends on various factors, including the successful implementation of these plans and market conditions, management remains optimistic about the Company’s long-term prospects and its capacity to adapt and thrive in a dynamic market environment.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, reflecting the Company’s expectation to realize its assets and meet its liabilities in the ordinary course of business. No adjustments have been made to the financial statements regarding the recoverability or classification of recorded asset amounts or liabilities, as the Company believes it will effectively manage the uncertainties described above.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 (Successor) are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on May 23, 2024.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, and certificates of deposit with maturities of three months or less when purchased. As of September 30, 2024 (Successor), the Company had cash equivalents of approximately $4,688 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2023 (Successor), the Company had approximately $5,584 thousand in cash equivalents.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to uncollectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for credit losses is approximately $0 thousand and $2 thousand as of September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the useful life of the asset or the initial lease term, whichever is shorter. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor).

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company calculates the estimated fair value of a reporting unit using weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables, including public company method, guideline transaction method, and market price method.

The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor). See Note 6 for impairment that occurred during the period ended December 31, 2023.

Leases and Right-of-Use Assets and Liabilities

The Company determines if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use assets related to the Company’s operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. The Company’s lease terms that are used in determining their operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that the Company will exercise such options. The Company amortizes its right-of-use assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company does not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss and Foreign Currency Translation

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expenses) in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction gain or loss were approximately $42 thousand loss, $34 thousand gain, $31 thousand gain, $8 thousand loss, and $28 thousand loss for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

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

Debt Extinguishment

The note exchanges are accounted for under ASC 470-50 on Modifications and Extinguishments. This standard requires the recognition of a gain or loss on the difference between the reacquisition price and the net carrying amount of the extinguished debt.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606, when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud-based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in-house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known.

For the three and nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

Hardware Revenue Recognition

For sales of hardware, the Company’s performance obligation is fulfilled when the products are shipped to the customer, transferring title and ownership risks. Deliveries occur via drop-shipment by a third-party vendor and the Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse. The Company negotiates sale prices, pays suppliers directly, manages credit risk, and ensures product acceptability, acting as the principal in the transaction and recording revenue on a gross basis. Customers typically pay within 30 to 60 days of invoice receipt. The Company has elected the practical expedient to expense the costs of obtaining a contract when they are incurred because the amortization period of the asset that otherwise would have been recognized is less than a year.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,338 thousand and $2,878 thousand as of September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, related to customer invoices rendered in advance for software licenses, professional services, and hardware provided by the Company’s technical staff.

The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with hardware, professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $2,359 thousand, $893 thousand, and $865 thousand, that was included in the contract liability balance at the beginning of the period, for the nine months ended September 30, 2024 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

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

Segments

The Company and its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), acting as the Chief Operating Decision Makers (“CODM”), determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

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

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company currently has two sets of warrants outstanding, known as the Private Placement Warrants and the Public Warrants, which are both classified as a liability.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability and adjusted to the then fair value in each balance sheet date thereafter.

Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and amounting to $1,052 thousand loss, $3,575 thousand loss, $5,220 thousand gain, $5,134 thousand loss, and $0 thousand for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively. The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three and nine months ended September 30, 2024 (Successor), basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive. For the period from March 15, 2023 to September 30, 2023 (Successor), the common shares issuable were excluded from the calculation because (i) the warrants were below their exercise price and (ii) the stock options were not vested.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), and for the period from March 15, 2023 to September 30, 2023 (Successor).

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023
Stock options	1,850	985	1,602	985
Restricted stock units	699	821	514	821
Warrants	21,032	21,032	21,032	21,032
Total	23,581	22,838	23,148	22,838

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company recognized, in the consolidated statements of operations and comprehensive income, unrealized loss of $1,052 thousand, unrealized loss $3,575 thousand, unrealized gain $5,220 thousand, $5,134 thousand unrealized loss, and $0 thousand, respectively. See Note 10.

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value of the liabilities:

Warrant liability – January 1, 2024	$1,683
Change in FV of derivative instruments	1,472
Warrant liability – March 31, 2024	3,155
Change in FV of derivative instruments	1,051
Warrant liability – June 30, 2024	4,206
Change in FV of derivative instruments	1,052
Warrant liability – September 30, 2024	$5,258

Warrant liability – March 15, 2023	$2,649
Change in FV of derivative instruments	(1,686)
Warrant liability – March 31, 2023	963
Change in FV of derivative instruments	12,040
Warrant liability – June 30, 2023	13,003
Change in FV of derivative instruments	(5,220)
FV of Warrants cash exercised and exchanged for Class A common stock (see Note 10 – Warrants)	(1,237)
Loss on warrant extinguishment	(3,894)
FV of Warrants cashless exercised for Class A common stock (see Note 10 – Warrants)	(549)
Warrant liability – September 30, 2023	$2,103

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three and nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor).

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements”, which amends the codification in response to the SEC’s Disclosure Update and Simplification Initiative. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently assessing the potential impact of ASU 2023-06 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and disclosures.

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

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concept Statements”, which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

The Company allocated the purchase price of the Business Combination to the assets acquired and the liabilities assumed as of the closing date. The following table summarizes the purchase price allocations relating to the Business Combination (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Purchase Price	$69,928

Assets acquired:
Cash and cash equivalents	$10,003
Accounts receivable	2,226
Notes and other receivables	209
Prepaid assets and other current assets	408
Operating lease right-of-use asset	557	3 years
Property and equipment, net	133	3 years
Other assets	42
Developed technology	8,697	10 years
Patents	2,703	10 years
Customer relationships	5,604	5 years
Trade names and trademarks	3,294	7 years
Total assets acquired	$33,876

Liabilities assumed:
Accounts payable	$443
Accrued liabilities	969
Deferred revenues	2,534
Operating lease obligation, current	194
Operating lease obligation, noncurrent	384
Deferred tax liability	4,217
Total liabilities assumed	8,741
Goodwill	$44,793

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

CXApp Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the nine-month period ended September 30, 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023) instead of on March 14, 2023. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and the acquired CXApp is as follows (in thousands):

For the Nine Months Ended September 30, 2023
Revenues	$5,647
Net income (loss)	(19,197)

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

Revenues consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Subscription revenue
Software	$1,660	$1,411	$4,752	$3,164	$1,204
Total subscription revenue	$1,660	$1,411	$4,752	$3,164	$1,204

Non-subscription revenue
Professional services	$102	$359	$594	$863	$416
Hardware	135	-	135	-	-
Total non-subscription revenue	$237	$359	$729	$863	$416

Total Revenue	$1,897	$1,770	$5,481	$4,027	$1,620

	Successor				Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Revenue recognized over time(1)(2)	$1,762	$1,770	$5,346	$4,027	$1,620
Revenue recognized at a point in time(3)	135	-	135	-	-
Total	$1,897	$1,770	$5,481	$4,027	$1,620

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer and office equipment	$199	$179
Furniture and fixtures	13	12
Leasehold improvements	6	6
Software	1	1
Total	219	198
Less: accumulated depreciation and amortization	(139)	(83)
Total Property and Equipment, net	$80	$115

Depreciation and amortization expense were approximately $20 thousand, $64 thousand, $24 thousand, $52 thousand, and $19 thousand, for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

NOTE 6 – Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets for impairment on a reporting unit basis on December 31 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company noted that the carrying amount of Goodwill as of September 30, 2024 and December 31, 2023 (Successor) was $8,737 thousand, which was entirely due to the business combination noted in Note 3.

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

The Company determined that there was no impairment present at the reporting date as of September 30, 2024 (Successor).

Intangible assets consisted of the following (in thousands):

	September 30, 2024				December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	5.4	$3,294	$(725)	$2,569	$3,294	$(373)	$2,921
Customer Relationships	3.4	5,604	(1,728)	3,876	5,604	(887)	4,717
Developed Technology	8.4	8,697	(1,341)	7,356	8,697	(688)	8,009
Patents and Intellectual Property	8.4	2,703	(417)	2,286	2,703	(214)	2,489
Totals		$20,298	$(4,211)	$16,087	$20,298	$(2,162)	$18,136

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense on intangible assets as of September 2024 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2024 (remainder of year)	$683
2025	2,731
2026	2,731
2027	2,731
2028	1,844
2029	1,611
Thereafter	3,756
Total	$16,087

NOTE 7 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(4,752)	(594)	(135)	(5,481)
Revenue deferred	4,459	323	159	4,941
Deferred Revenue – September 30, 2024	$2,111	$203	$24	$2,338

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – March 15, 2023	$2,148	$386	$-	$2,534
Revenue recognized	(4,560)	(1,186)	-	(5,746)
Revenue deferred	4,816	1,274	-	6,090
Deferred Revenue – December 31, 2023	$2,404	$474	$-	$2,878

Deferred revenues were approximately $2,338 thousand and $2,878 thousand at September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses and reimbursements	$1,019	$858
Accrued compensation and benefits	311	387
Accrued bonus and commissions	166	108
Accrued insurance premium and interest	90	-
Income tax payables	59	74
Accrued transaction costs	13	13
Accrued sales and other indirect taxes payable	8	12
Accrued liabilities	$1,666	$1,452

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2024. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.5%. The first of ten monthly separate installment payments begin on April 14, 2024. The Company paid a down payment on the policy of $85 thousand. As of September 30, 2024 (Successor), the Company currently owes $91 thousand on the D&O insurance policy.

NOTE 9 – Promissory Note

Note payable consisted of the following (in thousands):

		September 30, 2024	December 31, 2023
Principal amount		$3,885	$3,885
Less:	Unamortized original issue discount	181	834
	Unamortized debt issuance cost	3	14
		3,701	3,037
Add:	Interest	311	16
	Accrued monitoring fee	408	-
		4,420	3,053
Less:	Extinguishment	1,400	-
		$3,020	$3,053

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

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Exchanges

During the period from July 15, 2024 to August 19, 2024, the Company exchanged $1,400 thousand of the outstanding balance of the Note for approximately 798,298 shares of the Company’s Class A Common Stock at exchange prices between $1.47 and $2.23 per share.

The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $535 thousand loss on the exchange of debt for equity as a separate item in the other income (expense) section of the consolidated statements of operations for the three months ended September 30, 2024.

As of November 12, 2024, there is an aggregate outstanding principal and interest balance of approximately $2,633 thousand underlying the December 2023 Note.

Interest expense for the December 2023 Note recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $317 thousand, $958 thousand, and $0 thousand for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), and the period from March 15, 2023 to September 30, 2023 (Successor), respectively.

NOTE 10 – Warrants

Public Warrants

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

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

For the three months ended September 30, 2023, approximately 613,138 thousand public warrants to purchase Class A common stock were exercised on a cashless basis for approximately 50 thousand shares of common stock and are no longer outstanding.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Private Warrants

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), there were 10,280 thousand Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions.

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

On August 26, 2024, the Board approved the award of 230,000 options to purchase common stock pursuant to the 2023 Equity Incentive Plan to Joy Mbanugo, the Chief Financial Officer of the Company. The option has an exercise price of $2.40 per share. The options expire on August 26, 2034. The stock options were valued using the Black-Scholes option valuation model and the fair value of the awards granted was determined to be $1.44 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $2.40 per share.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted-Average Fair Value at Grant Date
Options outstanding at January 1, 2024	984,900	$1.53	9.25	$0.90
Granted	935,000	$1.50	9.49	$0.91
Exercised	(70,350)	$1.53
Forfeited	-	$-
Options outstanding at September 30, 2024	1,849,550	$1.51	9.00	$0.91
Options exercisable at September 30, 2024	422,100	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Successor				Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Research and development	$5	$-	$12	$-	$-
Sales and marketing	16	-	64	-	-
General and administrative	89	56	356	113	158
Total non-cash stock compensation	$110	$56	$432	$113	$158

As of September 30, 2024 (Successor), the remaining unrecognized stock compensation expense totaled approximately $564 thousand. This amount will be recognized as expense over the weighted average remaining term of 3.02 years.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the nine months ended September 30, 2024 (Successor) and the period from March 15, 2023 to December 31, 2023 (Successor) were as follows:

	2024	2023
Risk-free interest rate	3.58% – 4.33%	3.67%
Expected life of option grants	6.00 – 6.25 years	5.75 years
Expected volatility of underlying stock	61.65%	61.65%
Dividends assumption	$-	$-

Restricted Stock Units

On January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

On August 29, 2024, a total of 473,935 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.25 to $2.11 per restricted stock unit, for a weighted average fair value of $2.04 per restricted stock unit. There was no other activity related to restricted stock units for the nine months ended September 30, 2024.

The following summarizes our RSUs transaction activity for nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Vested	(308,165)	$7.52
Forfeited	-
Outstanding at September 30, 2024	698,935

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 15, 2023	-	$
Granted	526,165		$7.80
Forfeited	(40,000)		$7.13
Outstanding at December 31, 2023	486,165

The total fair value of RSUs vested during the three months ended September 30, 2024 was $2,318 thousand.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash stock-based compensation expenses related to restricted stock units recorded in the financial statements is summarized below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023
Research and development	$100	$-	$504	$-
Sales and marketing	51	-	257	-
General and administrative	648	597	1,152	638
Total non-cash stock compensation	$799	$597	$1,913	$638

As of September 30, 2024, the Company has approximately $1,376 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 1.25 years.

NOTE 12 – Convertible Debt

Convertible debt as of September 30, 2024 consisted of the following (in thousands):

Principal amount		$3,675
Less:	Unamortized original issue discount	161
	Unamortized debt issuance cost	18
		3,496
Add:	Accrued interest payable	43
		$3,539

On May 22, 2024, the Company entered into a Securities Purchase Agreement which the Lender desires to purchase up to $10,000 thousand shares of the Company’s Common Stock, pursuant to which the Company issued an unsecured convertible Pre-Paid Purchase #1 to Streeterville Capital, LLC (“Lender”). The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand and Lender gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand.

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase.

On June 3, 2024, the Company received the net proceeds from the Lender. For the period ended September 30, 2024, amortization of debt discount and transaction cost of approximately $16 thousand was recorded on the condensed consolidated statements of operations.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Streeterville Capital, LLC (“Lender”), pursuant to the Securities Purchase Agreement. The convertible Pre-Paid Purchase #2 has the original principal amount of $1,050 thousand and Lender gave consideration of $1,000 thousand, reflecting original issue discount of $50 thousand.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.992 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.332, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase.

On September 30, 2024, the Company received the net proceeds from the Lender.

During the period ended September 30, 2024, the Company has issued no shares related to the convertible Pre-Paid Purchases.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $147 thousand, $513 thousand, $417 thousand, and $2,958 thousand for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), and for the period from March 15, 2023 to September 30, 2023 (Successor), respectively. The Company did not incur income tax expense for the period from January 1, 2023 to March 14, 2023 (Predecessor).

The effective tax rate for three months ended September 30, 2024 (Successor) and for the nine months ended September 30, 2024 (Successor) was (2.86)% and (3.22)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including impairment of goodwill and change in fair value of derivative warrant liabilities.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippine subsidiaries. Cash in foreign financial institutions as of September 30, 2024 (Successor) was $31 thousand. Cash in foreign financial institutions as of December 31, 2023 (Successor) was $300 thousand.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the nine months ended September 30, 2024 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor). However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Three Months Ended September 30, 2024 (Successor):
Revenues by geographic area	$1,804	$93	$236	$(236)	$1,897
Operating loss by geographic area	$(2,634)	$(467)	$(225)	$-	$(3,326)
Net loss by geographic area	$(4,386)	$(388)	$(230)	$-	$(5,004)

For the Nine Months Ended September 30, 2024 (Successor):
Revenues by geographic area	$5,140	$341	$709	$(709)	$5,481
Operating loss by geographic area	$(8,714)	$(1,650)	$(199)	$-	$(10,563)
Net loss by geographic area	$(13,568)	$(1,658)	$(204)	$-	$(15,430)

For the Three Months Ended September 30, 2023 (Successor):
Revenues by geographic area	$1,504	$266	$228	$(228)	$1,770
Operating income (loss) by geographic area	$(3,470)	$(769)	$10	$-	$(4,229)
Net income (loss) by geographic area	$2,224	$(795)	$12	$-	$1,441

For the Period from January 1, 2023 to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$3	$-	$(4,380)

For the Period from March 15, 2023 to September 30, 2023 (Successor):
Revenues by geographic area	$3,326	$701	$643	$(643)	$4,027
Operating income (loss) by geographic area	$(6,882)	$(1,693)	$176	$-	$(8,399)
Net income (loss) by geographic area	$(8,976)	$(1,714)	$180	$(21)	$(10,531)

As of September 30, 2024 (Successor)
Identifiable assets by geographic area	$30,752	$337	$486	$-	$31,575
Long lived assets by geographic area	$16,450	$217	$73	$-	$16,740
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2023 (Successor)
Identifiable assets by geographic area	$38,143	$627	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

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

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2023 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor) was approximately $109 thousand, $331 thousand, $56 thousand, $121 thousand, and $57 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of September 30, 2024 (Successor), the weighted average remaining lease term is 1.3 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2023 (Successor), the weighted average remaining lease term is 1.4 years and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousands)	Operating Leases
Year 2024	$113
Year 2025	386
Year 2026	130
Total lease payments	629
Less: Imputed interest	(44)
Present value of lease liabilities	$585

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

NOTE 18 – Subsequent Events

During October 2024, the Company issued a total of 394,869 shares of the Company’s Class A Common Stock in exchange for $500 thousand of convertible debt related to convertible Pre-Paid Purchase #1, and none for convertible Pre-Paid Purchase #2. Shares issued are valued at a price disclosed in Note 12 – Convertible Debt.

Stockholder Quorum Requirement

On November 8, 2024, the Board acted by unanimous consent to amend and restate our bylaws and reduce our quorum requirement, effective immediately. Following the amendment, our quorum requirement was reduced from stockholders holding at least fifty percent (50%) of the issued and outstanding shares to stockholders holding at least thirty-three and one third percent (33.3%) of the issued and outstanding shares. A 33.3% quorum is the lowest quorum requirement permitted under Delaware law and Nasdaq. The Board approved the reduction because it had found it exceedingly difficult to satisfy our former quorum requirement, which is necessary to constitute a valid and duly called meeting of our stockholders. The foregoing description of the Amended and Restated Bylaws of the Company does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Bylaws, a copy of which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited condensed consolidated financial statements included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on May 24, 2024 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the period ended September 30, 2024.

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

CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through our application platform. All features, services, and integrations are housed in one easy-to-access platform allowing businesses to deliver a more holistic employee experience in a hybrid workplace.

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

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

(in thousands)	Three months ended September 30, 2024	Three months ended September 30, 2023
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$1,897	$1,770
Cost of revenues	(372)	(358)
Gross profit	1,525	1,412
Operating expenses	(4,851)	(5,641)
Loss from operations	(3,326)	(4,229)
Other income (expense), net	(1,825)	5,253
Income tax benefit	147	417
Net income (loss)	$(5,004)	$1,441

Revenues

Revenues for the three months ended September 30, 2024, increased to $1,897 thousand, reflecting a 7% quarter-over-quarter growth, driven by the successful onboarding of new enterprise clients and deeper integration of our platform solutions with existing customers. This sustained revenue increase highlights the growing demand for our hybrid workplace solutions, particularly with our strategic partnerships, such as our collaboration with Google Cloud Marketplace, which we anticipate will significantly accelerate adoption and customer retention. Looking ahead, we expect this momentum to continue as we expand our presence in key markets and leverage our unique AI-based workplace experience technologies.

Our subscription-based revenue was 87% of the total revenue for the three months ended September 30, 2024 (Successor) and 80% for the three months ended September 30, 2023 (Successor), which is a 7% increase in the revenue mix because the Company has moved to a full SaaS model versus one-time professional fees.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $372 thousand for the three months ended September 30, 2024 (Successor), compared to $358 thousand for the three months ended September 30, 2023 (Successor). The gross profit margin was 80% for the three months ended September 30, 2024 (Successor), compared to 80% for the three months ended September 30, 2023 (Successor).

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $4,851 thousand for the three months ended September 30, 2024 (Successor), compared to $5,641 thousand for the three months ended September 30, 2023 (Successor). The decrease in operating expenses of $790 thousand for the same comparative period was attributable to decrease in sales and marketing expenses of $446 thousand, other general and administrative expenses of $329 thousand, research and development expenses of $121 thousand, professional fees through issuance of the Company’s Class A Common Stock amounting to $106 thousand, acquisition related costs of $30 thousand, amortization of intangibles of $14 thousand, and increase in stock-based compensation expense of $256 thousand.

Other Income/(Expense)

Other income/expense was $1,825 thousand expense, and $5,253 thousand income for the three months ended September 30, 2024 (Successor) and the three months ended September 30, 2023 (Successor), respectively. This decrease of $7,078 thousand in other expense for the same comparative periods was attributable to the decrease in changes in fair value of derivative warrant liabilities of approximately $6,272 thousand, loss on debt extinguishment of approximately $535 thousand and increase in interest expense of approximately $369 thousand and increase in other income of approximately $98 thousand.

Provision for Income Taxes

There was an income tax benefit of approximately $147 thousand for the three months ended September 30, 2024 (Successor), compared to $417 thousand tax benefit for the three months ended September 30, 2023 (Successor). The income tax benefit for the three months ended September 30, 2024 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

Comparison of the results of operations for the nine months ended September 30, 2024 (Successor), period ended September 30, 2023 (Successor), and period ended March 14, 2023 (Predecessor)

The following table sets forth our results of operations. This data should be read together with our unaudited condensed consolidated financial statements and related notes.

	Successor		Predecessor
	(unaudited)
(in thousands)	Nine months ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Condensed Consolidated Statements of Operations Data
Revenues	$5,481	$4,027	$1,620
Cost of revenues	(1,052)	(925)	(483)
Gross profit	4,429	3,102	1,137
Operating expenses	(14,992)	(11,501)	(5,518)
Loss from operations	(10,563)	(8,399)	(4,381)
Other income (expense), net	(5,380)	(5,090)	1
Income tax benefit	513	2,958	-
Net loss	$(15,430)	$(10,531)	$(4,380)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $5,481 thousand for the nine months ended September 30, 2024 (Successor), compared to $4,027 thousand and $1,620 thousand for the period ended September 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. The decrease in revenue of $166 thousand, for the comparative periods ended September 30, 2024 and September 30, 2023, was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue was 87% of the total revenue for the nine months ended September 30, 2024 (Successor), 79% for the period ended September 30, 2023 (Successor), and 74% for the period ended March 14, 2023 (Predecessor), which is an 8% increase in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues was $1,052 thousand for the nine months ended September 30, 2024 (Successor), compared to $925 thousand and $483 thousand for the period ended September 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. The gross profit margin was 81% for the nine months ended September 30, 2024 (Successor), compared to 77% and 70% for the period ended September 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor). This decrease in cost of revenues of approximately $356 thousand, or approximately 25%, for the comparative periods ended September 30, 2024 and September 30, 2023, was attributable to the decrease in professional services revenue related costs.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $14,992 thousand for the nine months ended September 30, 2024 (Successor), compared to $11,501 thousand and $5,518 thousand for the period ended September 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively.

The decrease in operating expenses of $2,027 thousand for the same comparative period was attributable to decrease in acquisition cost of approximately $194 thousand, general and administrative expenses of $840 thousand due to non-renewal of contract with contractors and reduction of D&O insurance premium, sales and marketing expenses of $706 thousand due to change in commission plan and employee restructuring effective in January 2024, research and development of approximately $20 thousand and amortization of intangibles of $267 thousand.

Other Income/(Expense)

Other income/expense was $5,380 thousand expense for the nine months ended September 30, 2024 (Successor), and $5,090 thousand expense and $1 thousand income for the period ended September 30, 2023 (Successor) and the period ended March 14, 2023 (Predecessor), respectively. This increase in other expense of $291 thousand for the same comparative period was attributable to decrease in changes in fair value of derivative warrant liabilities of $1,559 thousand and the increase in interest expense of approximately $1,320 thousand was primarily attributable to the one-time monitoring fee relating to the Promissory Note issued on December 15, 2023 and convertible debt, loss on debt extinguishment of $535 thousand and decrease in foreign exchange loss of approximately $5 thousand.

Provision for Income Taxes

There was an income tax benefit of approximately $513 thousand for the nine months ended September 30, 2024 (Successor), compared to $2,958 thousand tax benefit for the period ended September 30, 2023 (Successor). The income tax benefit for the nine months ended September 30, 2024 (Successor) is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Successor				Predecessor
	(unaudited)
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Net income (loss)	$(5,004)	$1,441	$(15,430)	$(10,531)	$(4,380)
Interest expense and other income	274	(57)	1,220	(61)	(1)
Income tax benefit	(147)	(417)	(513)	(2,958)	-
Depreciation and amortization	703	721	2,113	1,562	1,034
EBITDA	(4,174)	1,688	(12,610)	(11,988)	(3,347)
Adjusted for:
Changes in fair value of warrant liabilities	1,052	(5,220)	3,575	5,134	-
Loss on debt extinguishment	535	-	535	-	-
Unrealized (gains) losses	(36)	24	50	20	(32)
Stock-based compensation - compensation and related benefits	909	759	2,345	857	158
Adjusted EBITDA	$(1,714)	$(2,749)	$(6,105)	$(5,977)	$(3,221)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

As of November 12, 2024, the Company owed approximately $2,731 thousand in principal and accrued interest payable of $20 thousand payable within the next three months related to the December 2023 Note. The interest rate is 10%. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Net cash used in operating activities during the nine months ended September 30, 2024 (Successor) of $4,629 thousand consists of net loss of $15,430 thousand offset by non-cash adjustments of approximately $9,826 thousand and net cash changes in operating assets and liabilities of approximately $975 thousand. On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued two unsecured convertible Pre-Paid Purchases to Lender. The convertible Pre-Paid Purchases has the original principal amount of $3,675 thousand. For the period ended September 30, 2024, the Company received net proceeds of $3,480 thousand, reflecting original issue discount of $175 and Lender’s transaction cost of $20 thousand. Given our current cash balances and budgeted cash flow requirements, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Liquidity and Capital Resources as of September 30, 2024

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of September 30, 2024 (Successor), the Company has a working capital deficiency of approximately $7,404 thousand and cash of approximately $5,082 thousand. For the period ended September 30, 2024 (Successor), the Company incurred net loss of approximately $15,430 thousand and used approximately $4,629 thousand of cash for operating activities.

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

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor		Predecessor
	(unaudited)
	Nine months ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Cash flows (used in) provided by
Net cash used in operating activities	$(4,629)	$(8,937)	$(5,144)
Net cash provided by (used in) investing activities	(30)	9,956	(54)
Net cash provided by financing activities	3,480	4,674	8,892
Effect of exchange rates on cash	(14)	(17)	1
Net increase (decrease) in cash and cash equivalents	$(1,193)	$5,676	$3,695

	September 30, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$5,082	$6,275
Working capital deficit	$(7,404)	$(1,287)

Operating Activities for the nine months ended September 30, 2024 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor)

	Successor		Predecessor
	(unaudited)
	Nine months ended September 30, 2024	Period from March 15, 2023 to September 30, 2023	Period from January 1, 2023 to March 14, 2023
Net loss	$(15,430)	$(10,531)	$(4,380)
Non-cash income and expenses	9,826	4,805	1,200
Net change in operating assets and liabilities	975	(3,211)	(1,964)
Net cash used in operating activities	$(4,629)	$(8,937)	$(5,144)

Cash Flows from Investing Activities for the nine months ended September 30, 2024 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

Net cash flows used in investing activities during the nine months ended September 30, 2024 (Successor) was approximately $30 thousand compared to net cash flows provided by and used in investing activities for the period from March 15, 2023 to September 30, 2023 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately $9,956 thousand and $54 thousand, respectively. Cash flows related to investing activities during the nine months ended September 30, 2024 (Successor) include $30 thousand for the purchase of property and equipment. Cash flows related to investing activities during the period from March 15, 2023 to September 30, 2023 (Successor) include $47 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period from January 1, 2023 to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software.

Cash Flows from Financing Activities for the nine months ended September 30, 2024 (Successor), for the period from March 15, 2023 to September 30, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor)

Net cash flows provided by financing activities during the nine months ended September 30, 2024 (Successor) was approximately $3,480 thousand compared to net cash flows provided by financing activities for the period from March 15, 2023 to September 30, 2023 (Successor) and during the period from January 1, 2023 to March 14, 2023 (Predecessor) of approximately $4,674 thousand and $8,892 thousand, respectively. On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Lender”), pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to the SPA, the Company issued two unsecured convertible Pre-Paid Purchases to Lender. The convertible Pre-Paid Purchase has the original principal amount of $3,675 thousand. For the nine months ended, the Company received net proceeds of $3,480 thousand, reflecting original issue discount of $175 thousand and Lender’s transaction cost of $20 thousand. During the period from March 15, 2023 to September 30, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note, Company received $5,002 thousand in cash inflows from warrant exercises. During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of September 30, 2024 (Successor), the total obligation for operating leases is approximately $585 thousand, of which approximately $377 thousand is expected to be paid in the next twelve months.

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

The Management believes there have been no significant changes during the nine months ended September 30, 2024, to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024. The material weakness and remediation activities were discussed in Part II, Item 9A “Controls and Procedures” of the Company’s 2023 Annual Report filed on May 24, 2024.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024 (Successor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have initiated meaningful improvements to our internal controls during the third quarter of 2024. Notably, on August 19, 2024, we appointed Joy Mbanugo as our new Chief Financial Officer. Ms. Mbanugo brings a wealth of experience in financial management, compliance, and operational oversight, and she has quickly become instrumental in spearheading enhancements to our internal control framework.

Her initial focus has been on addressing the material weaknesses identified in our financial reporting processes, with an emphasis on enhancing documentation, streamlining the review process, and ensuring alignment with SEC regulations and industry best practices. The implementation of these measures is expected to improve our control environment and mitigate the risks associated with our prior control deficiencies, ultimately driving more accurate and timely financial reporting in future periods.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the nine months ended September 30, 2024, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(3)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.8*	Exchange Agreement, dated as of June 15, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9*	Exchange Agreement, dated as of July 19, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10*	Exchange Agreement, dated as of August 8, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.11*	Exchange Agreement, dated as of August 13, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.12*	Exchange Agreement, dated as of August 16, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: November 12, 2024	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Joy Mbanugo
	Name:	Joy Mbanugo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)