Form 10-K
period 2024-12-31
CXApp Inc.
filed 2025-04-07
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-39642

CXApp Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2104918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Palo Alto Square, Suite 200 3000 El Camino Real Palo Alto, CA	94306
(Address of Principal Executive Offices)	(Zip Code)

(650) 785-7171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	CXAI	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	CXAIW	The Nasdaq Stock Market LLC

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $30,839,257.

As of March 31, 2025, there were 19,805,784 shares of the Registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

CXAPP INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2024

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

●	We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

●	We will need to increase the size of our organization, and we may experience difficulties in managing growth, which could hurt our financial performance.

●	Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

●	If we do not adequately protect our intellectual property rights, we may experience a loss of revenue, and our operations and growth prospects may be materially harmed.

●	The market price of our common stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

●	Changes in accounting principles and guidance, or their interpretation or implementation, may materially adversely affect our reported results of operations or financial position.

●	General economic and political conditions such as recessions, interest rates, fuel prices, trade wars, tariffs, pandemics, currency fluctuations and acts of war or terrorism may materially adversely affect our results of operations or financial position.

●	If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose us to litigation.

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

Glossary of Terms

Unless otherwise stated in this Annual Report or the context otherwise requires, reference to:

●	“Board” refers to the board of directors of CXApp;

●	“Business Combination” refers to the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving the merger as a wholly owned subsidiary of CXApp and the other transactions contemplated by the Merger Agreement;

●	“Bylaws” refers to the existing bylaws of CXApp currently in effect;

●	“Charter” refers to the existing amended and restated certificate of incorporation of CXApp currently in effect;

●	“Closing” refers to the closing of the Merger;

●	“CXApp” refers to CXApp Inc., a Delaware Corporation;

●	“Design Reactor” refers to Design Reactor Inc., a California corporation, which was formerly doing business under the name “The CXApp”;

●	“Distribution” refers to distribution of the Enterprise Apps Business to the holders of Inpixon stock and other Inpixon securities on a certain record date through the distribution of all of the outstanding shares of Legacy CXApp capital stock to holders of Inpixon stock and other Inpixon securities on a certain record date on a pro rata, one for one basis, as described in the Separation and Distribution Agreement;

●	“Distribution Time” refers to the time at which Distribution occurs, which is deemed to be 12:01 a.m., New York time on the date Distribution occurs;

●	“DGCL” refers to the General Corporation Law of the State of Delaware;

●	“Employee Matters Agreement” refers to the Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp;

●	“Enterprise Apps Business” refers to the business conducted by CXApp and its direct and indirect subsidiaries, including the business related to the (i) software-as-a-service app and mapping platforms which enable corporate enterprise organizations to provide a custom-branded, location-aware employee app focused on enhancing the employee experience and hosting virtual and hybrid events, (ii) augmented reality (or AR), computer vision, localization, navigation, mapping, and 3D reconstruction technologies, and (iii) on-device “blue dot” indoor location and motion technologies;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“GAAP” refers to accounting principles generally accepted in the United States of America;

●	“Incentive Plan” refers to the CXApp Inc. 2023 Equity Incentive Plan;

●	“Inpixon” refers to Inpixon, a Nevada corporation;

●	“IRS” refers to the U.S. Internal Revenue Service;

●	“JOBS Act” refers to the Jumpstart Our Business Startups Act of 2012;

●	“KINS” refers to KINS Technology Group Inc., a Delaware corporation;

●	“Legacy CXApp” refers to CXApp Holding Corp., a Delaware corporation, prior to the Merger;

●	“Merger” refers to the merger of Merger Sub with and into Legacy CXApp, with Legacy CXApp surviving the merger as a wholly-owned subsidiary of CXApp and the other transactions contemplated by the Merger Agreement;

●	“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS, Merger Sub, Inpixon and Legacy CXApp., as amended and modified from time to time;

●	“Merger Sub” refers to KINS Merger Sub Inc.;

●	“Nasdaq” refers to the Nasdaq Capital Market;

●	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Separation” refers to a series of transactions by Inpixon and certain of Inpixon’s subsidiaries as result of which Inpixon’s Enterprise Apps Business is held by Legacy CXApp and its subsidiaries and is separated from the remainder of Inpixon’s businesses, on the terms and subject to the conditions of the Separation and Distribution Agreement;

●	“Separation and Distribution Agreement” refers to the Separation and Distribution Agreement, dated as of September 25, 2022, by and among Inpixon, Design Reactor, Legacy CXApp and KINS, as amended and modified from time to time;

●	“Sponsor” refers to KINS Capital, LLC, a Delaware limited liability company;

●	“Sponsor Support Agreement” refers to that certain Sponsor Support Agreement, dated as of September 25, 2022, by and among the Sponsor, KINS and Legacy CXApp, as amended and modified from time to time.

●	“Tax Matters Agreement” refers to the Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp; and

●	“Transition Services Agreement” refers to the Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” the “Company” or “CXApp” are to CXApp Inc., a Delaware corporation, and its subsidiaries. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Overview

CXApp Inc. (“CXApp” or the “Company”) is a leading provider of AI-powered employee experience solutions, delivering enterprise-grade software that enhances workplace engagement, productivity, and operational efficiency. Our cloud-based, mobile-first platform integrates artificial intelligence, automation, and real-time analytics to streamline workplace interactions across people, spaces, and technology. By leveraging advanced mapping, location intelligence, and digital workplace tools, CXApp enables organizations to optimize hybrid work environments and foster meaningful employee experiences.

As businesses continue adapting to the evolving nature of work, CXApp is positioned as a strategic enabler of digital transformation, helping enterprises navigate the complexities of workspace utilization, employee engagement, and intelligent automation. Our commitment to innovation and customer success has allowed us to establish a strong presence in key industries, including technology, financial services, healthcare, and corporate real estate.

Products and Services

Our employee experience solution is a vertical software-as-a-service (or SaaS) platform for enterprise customers. Our technology platform delivers the following core components that work in combination to deliver an incredible experience for companies around the world.

Our flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. Key components of the platform include:

●	CXAI Apps: A multi-platform suite of applications (iOS, Android, and web) offering AI-driven, personalized workflows for employees, enhancing productivity and engagement.

●	CXAI BTS (Behind the Scenes): The core AI engine that powers automation, content management, and security compliance for enterprise-wide deployments.

●	CXAI-VU: A generative AI analytics platform that provides actionable insights into workplace utilization, employee engagement, and productivity, allowing real-time decision-making.

CXAI Platform Products

AI-Native, Mobile & Cloud-First Technology Platform

Employee Experiences

CXAI Apps	CXAI BTS	CXAI VU
Multi-OS	Rule Engine	Analytics

10

Business Model

CXApp’s workplace solution is an AI-powered SaaS platform designed to meet the dynamic needs of enterprise organizations by providing a mobile-first approach to workplace management. Our platform empowers employees with a seamless, intelligent employee experience by integrating AI-driven insights, automation, and real-time analytics, ensuring a more efficient and engaging work environment. The CXApp platform delivers a comprehensive, cloud-based content management system (CMS), enabling customers to autonomously and dynamically configure workplace settings based on real-time data and evolving organizational needs. Our intelligent automation capabilities allow for personalized experiences, operational efficiency, and optimized space utilization at scale.

Our pricing structure consists of recurring software fees as well as a professional service fee to setup and deploy a new location or campus, including digitized maps and configurations at the global and regional level.

Technology Overview

CXApp’s platform is a comprehensive employee experience solution that introduced a mobile-first mindset to everyday interactions and business needs to help customers drive engagement across their global workforce. We bring employee experience initiatives together in one simple and comprehensive system, so customers don’t have to host, manage, support or maintain one of their own. We believe this results in low cost, low overhead and easy maintenance.

Industry Background

Since 2009, digital transformation initiatives have steadily reshaped the corporate workplace, introducing advancements such as conference room signage, desk booking systems, next-generation intranets, and transparent communications. These technologies provided enterprises with an efficient way to integrate and automate key workplace functions. The shift toward flexible work models, including hot-desking and occupancy sensors, gained momentum in the late 2010s. However, the COVID-19 pandemic in 2020 accelerated the adoption of remote and hybrid work strategies. Organizations rapidly deployed workplace technology solutions to address immediate challenges, enabling employees to work efficiently from distributed locations. This period saw the rapid proliferation of third-party workplace applications, leading to increasingly siloed data and fragmented experiences. In the years following the pandemic, organizations have sought to balance flexibility with operational efficiency. By 2024, return-to-office initiatives gained traction, with companies refining their hybrid models and investing in AI-powered employee experience platforms to enhance employee engagement, productivity, and space utilization. As more tools and systems connect, comprehensive workplace analytics will become crucial for job roles such as corporate real estate, facilities, and even human resources as they’ll be able to glean cross-platform, actionable insights that impact spaces, technology, and the people that use them.

Trends

The Evolving Return-to-Office Landscape: Technology’s Role in Shaping the Future of Work

The workplace is undergoing a fundamental transformation as companies strive to balance operational efficiency with employee expectations. While many organizations are pushing for a return-to-office model of 3-5 days per week, many employees remain disengaged, uncertain about in-office benefits, and wary of rigid mandates. To bridge this gap, companies must rethink how they optimize space, foster engagement, and create an office environment that truly enhances productivity and collaboration.

A major challenge in today’s workplace is the lack of clarity and purpose behind the office experience. Employees question why they need to be physically present, struggle with unpredictable attendance from colleagues, and face inequities in hybrid work arrangements. Without clear value propositions for in-office work, attendance policies alone are not enough. Instead, businesses must focus on creating dynamic, tech-enabled workplaces that support both in-office and hybrid employees.

The Role of Technology in Reinventing Workplace Engagement

To successfully transition into this new era, organizations must adopt smarter workplace technologies that remove friction, improve collaboration, and provide real-time insights into how space is utilized. Key areas of focus include:

1.	Unified Workplace Platforms – Employees and operations teams are often overwhelmed by fragmented workplace technologies, leading to app fatigue and inefficiencies. A single, integrated application that consolidates desk bookings, meeting spaces, navigation, and collaboration tools helps to streamline the employee experience.

2.	Real-Time Occupancy Insights – Many hybrid models have disrupted traditional desk assignments, leading to ghost bookings, double reservations, and inefficient space utilization. AI-driven desk booking and reservation tools, paired with sensors, help to ensure companies can track and manage occupancy accurately, eliminating wasted real estate.

3.	Adaptive Space Management – Many corporate offices no longer operate under a fixed environment where employees work from the same desk daily. Many offices are evolving into innovation hubs with dynamic layouts that adjust to employee demand. Successful organizations need flexible mapping, real-time navigation, and workspace reconfiguration tools to help ensure every square foot is optimized.

4.	Automated Employee Experiences – To entice employees back, companies should strive to create a seamless and engaging workplace journey. This means leveraging AI-driven personalization, automated check-ins, smart notifications, and real-time updates to enhance the office experience.

Why We Believe Mobile is the Future of Workplace Connectivity

As companies continue phased re-entry strategies, mobile-first solutions are increasingly more critical. A workplace app serves as the central hub for booking resources, finding colleagues, receiving updates, and staying connected across distributed teams. The ability to manage workspaces, navigate changing office environments, and engage with real-time data is key to empowering employees and driving office attendance organically.

At CXApp we are leading this transformation through our state-of-the-art employee experience platform, backed by 37 filed patents, including 17 which have been granted. Our solutions are designed to help organizations navigate the complexities of modern work environments, optimize office space, and foster a workplace that employees want to return to.

The Future of Work is Hybrid, Connected, and Intelligent

We believe the future of the return-to-office model is not about rigid mandates—it’s about creating an office experience that employees choose to be part of. We believe companies that invest in automation, real-time insights, and seamless digital experiences will successfully bridge the gap between attendance goals and employee expectations. With the right technology in place, organizations can transform the office into a hub of innovation, engagement, and productivity, setting the foundation for long-term workplace success.

Competition

The market for our products and services is highly competitive, rapidly evolving, and subject to changing technology trends and customer demands. As a provider of AI-driven employee experience solutions, we operate in a new and emerging category of vertical SaaS that redefines traditional approaches to workplace management. Our innovative platform represents a shift in how organizations engage with their employees and optimize physical spaces, offering a new way to integrate digital workplace tools with physical environments. As a result, we face competition not only from established enterprise software vendors but also from emerging cloud-based providers and niche solution providers specializing in employee experience and workplace optimization.

Our primary competitors include:

●	Employee Experience and Desk Booking Platforms: We face competition from specialized SaaS providers focused on workplace optimization, such as Envoy, Modo Labs, Condeco, Robin, and Petur. These competitors offer comprehensive desk booking, space management, and employee experience solutions that directly address hybrid workplace needs. Their strong presence in the market and integration capabilities present a significant challenge.

●	Intranet Solution providers like Appspace, Workvivo and Simplrr. These competitors have been providing traditional digital signage and intranet applications to enterprises.

●	In-House Solutions: Some organizations choose to build and maintain their own internal solutions for employee experience and desk management, leveraging custom-built software or open-source tools.

●	New Market Entrants and Niche Solution Providers: As the hybrid work trend continues to evolve, new competitors emerge with specialized solutions addressing aspects of employee experience, workplace analytics, and hybrid office management. Large technology-driven entrants like ServiceNow, Microsoft and Cisco have started looking at integrating space management and employee experience offerings in their enterprise platforms.

Market Size

In a Market Research Report released in 2024, the digital workplace market size was valued at $27.4 billion in 2022, and is projected to grow from $33.7 billion in 2023 to $90.5 billion by 2030. Propelling the growth of the market are new tools and technology offerings and employees’ desire for more flexibility in their work-life balance.

In its Global Virtual Events Market Size & Share Report, 2030, the global virtual events market size was valued by Grand View Research at $114.12 billion in 2021 and is anticipated by Grand View Research to expand at a compound annual growth rate (CAGR) of 21.4% from 2022 to 2030. Grand View Research anticipates that the widespread use of collaboration and communication tools in various industries and industry verticals, including retail & e-commerce, healthcare, manufacturing, construction, and education, among others, will boost the market growth during the forecast period.

In its Digital Workplace Market by Component, 2020 to 2026, the market size in 2020 was valued at $22.7 billion and is projected to grow to $72.2 billion by the end of 2026 at a CAGR of 21.3%. Enhancing employee experience through a simpler and more flexible work setup helps organizations attract new employees and retain experienced and expert workers. However, required higher education and lack of proper training are among the limitations to growth and innovation leading to the digital workplace.

The occupancy analytics market in the commercial office space (for systems sales) was estimated by Memoori at $2.17 billion in 2019 and was expected by Memoori to rise to $5.73 billion by 2024, growing at a CAGR of 21.5%. We estimate that the employee experiences apps market is around 15% of this overall occupancy analytics market.

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

In connection with the terms of the Separation and Distribution Agreement, each of Inpixon and CXApp have granted the other party (the “Licensee”) a limited worldwide, non-exclusive, irrevocable, royalty free, fully paid up, perpetual, non-exclusive license to use, practice and otherwise exploit such intellectual property (with certain exceptions) that is owned, controlled or purported to be owned or controlled by the other party (the “Licensor”) to the extent used, practiced or otherwise exploited in the business of the Licensee during the twelve (12) months prior to the Distribution Time or is reasonably anticipated to be used after the Distribution Time based on the written business or product plans existing as of the Distribution Time, solely for the conduct of any business of the Licensee as conducted on or prior to the Distribution Time and reasonably anticipated extension or evolutions thereof that are not substitutes for any product or service of the Licensor as of the Distribution Time.

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

Human Capital

Our success depends on our ability to attract, develop, and retain top talent across our organization. We are committed to building a diverse, inclusive, and high-performing workforce aligned with our mission to “redefine the employee experience through intelligent space management.”

Workforce Demographics

As of March 31, 2025, we employed approximately 41 full-time employees. Our workforce includes professionals in software engineering, product development, sales, customer success, and corporate functions. A portion of our workforce is located outside the U.S., particularly in Canada and the Philippines.

Compensation and Benefits

We offer competitive compensation packages, including base salary, performance-based bonuses, stock-based awards, and comprehensive benefits. Our equity program aligns employees with shareholder value creation.

We also provide flexible work arrangements, including hybrid and remote options, to support work-life balance.

Corporate History

CXApp Inc. was incorporated in Delaware on July 20, 2020, as KINS Technology Group Inc, our predecessor. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company was not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company has one wholly owned subsidiary, KINS Merger Sub Inc., which was incorporated in the State of Delaware on September 16, 2022 (“Merger Sub”). Merger Sub had no activity from it’s date of incorporation, September 16, 2022, through March 14, 2023.

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

Legacy CXApp was incorporated under the laws of the State of Delaware on September 19, 2022, specifically for the purpose of effecting the Separation and was a wholly owned subsidiary of Inpixon. Legacy CXApp has not carried on any activities to date, except for activities incidental to its formation and activities undertaken in connection with the transactions. Pursuant to the Separation and Distribution Agreement, (i) Inpixon undertook a series of internal reorganization and restructuring transactions to effect the transfer of its (direct or indirect) ownership of the Enterprise Apps Business to Legacy CXApp in the Separation and (ii) immediately prior to the Merger and after the Separation, Inpixon distributed 100% of the outstanding shares of CXApp common stock to Inpixon securityholders in the Distribution.

Corporate Information

We have four operating subsidiaries: (i) Legacy CXApp, a Delaware corporation, 100% of the capital stock of which is owned by CXApp, (ii) CXApp US, Inc. (formerly as Design Reactor Inc.), a California corporation (“CXApp US”), 100% of the capital stock of which is owned by Legacy CXApp; (iii) CXApp Canada, Inc. (formerly as Inpixon Canada), a British Columbia corporation, based in Coquitlam, British Columbia (“CXApp Canada”), 100% of the capital stock of which is owned by CXApp US; and (iv) CXApp Philippines, Inc. (formerly as Inpixon Philippines, Inc.), a Philippines corporation (“CXApp Philippines”), 99.97% of the capital stock of which is owned by CXApp US.

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

Item 1.A. Risk Factors.

In addition to the other information contained in this Annual Report, the following risks have the potential to impact the business and operations of CXApp. An investment in our securities involves a high degree of risk. You should carefully consider all the risks described in this Annual Report, together with the other information contained in this Annual Report. These risk factors are not exhaustive, and all investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of CXApp. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Risks Relating to our Operations

●	We have a history of net losses, and future financings may be dilutive or difficult to obtain. Integrating acquisitions or new offerings strains our infrastructure and may not generate expected benefits. Contract disputes or litigation can be costly and time-consuming, and any failure to control our expenses or effectively manage growth could negatively affect profitability.

Risks Relating to our Growth

●	Our plans depend on scaling operations and expanding sales to new and existing customers. The rapidly evolving technology landscape requires us to anticipate and respond to shifts in customer needs and industry standards; if our solutions do not achieve broad adoption, our growth prospects and revenues may suffer.

Risks Relating to our Personnel

●	Our business depends on hiring, developing, and retaining highly skilled employees, including key executives and technical professionals. Competition for specialized talent is intense; any difficulty in recruiting or high turnover could disrupt operations and impede growth. If we lose critical personnel without adequate successors, fail to motivate our workforce, or incur excessive expenses to retain staff, our profitability and strategic objectives may be adversely affected.

Risks Relating to our Intellectual Property

●	Our success depends on protecting proprietary technologies, methodologies, and trade secrets. We rely on patents, copyrights, confidentiality agreements, and other intellectual property measures to maintain our competitive advantage. However, the rapidly evolving nature of technology and the potential for unauthorized use or misappropriation of our intellectual property expose us to infringement claims and legal disputes that may be expensive, divert management’s attention, or result in loss of proprietary rights.

Risks Related to Ownership of our Securities

●	Our stock price can be volatile, and we have no current plans to pay dividends. Future equity issuances could dilute existing stockholders. Failure to meet Nasdaq listing standards or changing market conditions could reduce market liquidity or cause delisting. New or evolving regulations may also affect stockholder rights and the value of our common stock.

Risks Related to our Accounting Policies

●	We prepare our consolidated financial statements in accordance with U.S. GAAP, which is subject to interpretation and may change over time. Adjustments in standards or unexpected changes in accounting estimates, goodwill impairments, or restatements of prior-period financial statements could adversely affect our reported results. If our internal control over financial reporting proves ineffective, we may be unable to provide accurate or timely financial information, potentially harming our credibility with investors and regulators.

Risks Related to Cybersecurity Threats

●	We operate in an environment prone to security breaches, data corruption, hacking, and other cyber incidents. Our products, services, and corporate systems—along with those of our partners or suppliers—may be vulnerable to increasingly sophisticated cyber threats. A successful breach or service disruption could compromise customer data, impede operations, damage our reputation, result in legal and regulatory liability, and diminish market confidence in our solutions.

Risks Related to our Customers

A delay in the completion of our customers’ budget processes could delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

●	Our revenue depends on successfully maintaining existing customer relationships and expanding our customer base. Budget constraints, shifting priorities, or technological changes could lead customers to delay or reduce purchases of our offerings. A few large customers often represent a significant portion of our revenue; losing one of these customers or failing to adequately diversify could materially affect our financial results.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top three customers accounted for approximately 25% and 22% of our gross revenue during the year ended December 31, 2024 and the period from March 15, 2023 to December 31, 2023, respectively. One customer accounted for 10% of our gross revenue in 2024, and a separate customer accounted for 12% of our gross revenue in 2023; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Risks Related to our Industry

●	We compete in a rapidly evolving sector with frequent technological advances, emerging business models, and the introduction of new or improved products by competitors. Developing market-leading innovations is capital-intensive and uncertain. Failure to anticipate and respond to industry changes, standardize new offerings, or gain market acceptance could erode our competitive position. In addition, macroeconomic pressures, regulatory complexities, and intensifying competition all contribute to heightened operational and financial risks.

Risks Related to External Factors and Third Parties

●	Fluctuations in global or regional economic conditions, political disruptions, pandemics, or conflicts can interrupt supply chains and dampen demand for our products. Compliance with diverse international regulations, including data privacy laws and trade restrictions, involves complexities and potential liabilities that can adversely affect our business.

Risks Relating to our Operations.

We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

We have a history of operating losses and may not earn sufficient revenue to support our operations. We have incurred recurring net losses of approximately $19,408 thousand and $53,618 thousand for the fiscal years ended 2024 and 2023, respectively. Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent on implementing certain cost reductions and generating sufficient revenues. Based on our current business plan, we may need additional capital to support our operations, which may be satisfied by additional debt or equity financings. Future financings through equity offerings will be dilutive to existing stockholders. In addition, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities. We may also issue incentive awards under our equity incentive plans, which may have additional dilutive effects. We may also be required to recognize non-cash expenses in connection with certain securities we may issue in the future such as convertible notes and warrants, which would adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by certain factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could affect the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations by, for example, selling certain assets or business segments.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

Our corporate strategy contemplates potential future acquisitions and to the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to successfully manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial, and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce. There can be no assurance that we would be able to accomplish such an expansion on a timely basis. If we are unable to affect any required expansion and are unable to perform our contracts on a timely and satisfactory basis, our reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in contract terminations and significant liability. Any such result would adversely affect our business and financial condition.

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

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversarial proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules or regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any such claims or litigation. In addition, litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.

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

Because our location-based products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by customers. Defects may cause such products to be vulnerable to advanced persistent threats (“APTs”) or security attacks, cause them to fail to help secure information or temporarily interrupt customers’ networking traffic. Because the techniques used by hackers to access sensitive information change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect customers’ data. In addition, defects or errors in our subscription updates or products could result in a failure to effectively update customers’ hardware products and thereby leave customers vulnerable to APTs or security attacks.

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

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future. If we do not realize significant revenue from our research and development efforts, our business and results of operations may be adversely affected.

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

We may be subject to claims that we and our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. We may be subject to unexpected claims of infringement of third-party intellectual property rights, either for intellectual property rights of which we are not aware, or for which we believe are invalid or narrower in scope than the accusing party. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel or be enjoined from selling certain products or providing certain services. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

The loss of key personnel may adversely affect our operations.

Our success depends to a significant extent upon the operation, experience, and continued services of certain of our officers, and other key personnel. While our key personnel are employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our key personnel could have an adverse effect on us. If certain of our executive officers were to leave, we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

Risks Relating to our Intellectual Property

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue, and our operations and growth prospects may be materially harmed.

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

Our proprietary software is protected by common law copyright laws, as opposed to registration under copyright statutes. We have not registered copyrights on any of the proprietary software we have developed. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. Common law protection may be narrower than that which we could obtain under registered copyrights. As a result, we may experience difficulty in enforcing our copyrights against certain third-party infringements. As part of our confidentiality-protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford us little or no protection of our intellectual property. We also rely on a variety of technology that we license from third parties. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new developments until equivalent technology can be identified, licensed or developed and integrated. Any such delays would materially and adversely affect our business.

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

The trading price of our common stock, as well as our warrants, is likely to be volatile. The stock market has experienced extreme volatility in the past and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	price and volume fluctuations in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	changes in how enterprises perceive the benefits of our platform and products;

●	announcements by us or our competitors of new products, solutions or technologies or significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management or departures of key personnel;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our common stock or other securities;

●	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, tariffs, pandemics, currency fluctuations and acts of war or terrorism; and

●	the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparisons of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

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

If the stockholders to the Registration Rights Agreement, dated as of December 14, 2020, that was entered into by KINS, the Sponsor and the other parties thereto in connection with the KINS initial public offering, exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

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

Certain provisions of our Charter and Bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in their best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

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

Our Charter provides that, subject to limited exceptions, any (1) derivative action, suit or proceeding brought on behalf of us, (2) action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (3) action, suit or proceeding arising pursuant to any provision of the DGCL or the Charter or the Bylaws (as either may be amended from time to time), (4) action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (5) action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware; provided that, (i) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and (ii) such exclusive forum provision shall not apply to claims or causes of action brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of the Charter. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the Nasdaq stock exchange, require significant resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner. We have incurred increased costs as a result of operating as a public company and our management has devoted substantial time to compliance initiatives.

Legacy CXApp has previously operated as a privately-owned company and we expect to incur additional legal, regulatory, finance, accounting, investor relations and other administrative expenses as a result of having publicly traded common stock. In addition, we are required under the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement specified corporate governance practices that previously did not apply to Legacy CXApp as a private company.

As a public company with equity securities listed on Nasdaq, we must comply with rules and regulations of the SEC and the requirements of Nasdaq. Complying with these rules, regulations and requirements occupies a significant amount of the time of our board of directors and management and significantly increases our costs and expenses. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, as a public company we incur substantial costs to obtain director and officer liability insurance policies. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

We are required to ensure that we have the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting. The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations and may cause reputational damage. Any of these effects could harm our business, financial condition and results of operations.

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed. For example, on April 18, 2024 and May 22, 2024, the Company received a notice from Nasdaq notifying the Company that, because the Company was delinquent in filing its 2023 Form 10-K and 10-Q, for the quarter ended March 31, 2024, respectively, the Company no longer complied with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

In accordance with Nasdaq’s listing rules, the Company had 60 calendar days after each notice to submit a plan of compliance to Nasdaq addressing how the Company intended to regain compliance with Nasdaq’s listing rules, and Nasdaq had the discretion to grant the Company up to 180 calendar days from the due date of the applicable periodic report, to regain compliance. The Company filed the Form 10-K on May 24, 2024, and the Form 10-Q on May 31, 2024, and regained compliance with Nasdaq’s listing rules.

If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, the delinquent report could expose the Company to risk of litigation concerning any impact upon the Company’s price of the Company’s common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.

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

If our goodwill or amortizable intangible assets become impaired, we have been and may be required to record a significant charge to earnings.

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. As discussed in Note 6 – “Goodwill and Intangible Assets, net” in the Notes to the Consolidated Financial Statements under Item 15 of this Annual Report, we incurred a goodwill impairment loss of $36,056 thousand, resulting in a negative impact on our results of operations for the year ended December 31, 2023.

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

Management identified material weaknesses in the Company’s internal control over financial reporting for the years ended December 31, 2024, and for the period March 15, 2023 to December 31, 2023. If the Company identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect the Company’s business and share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting for the years ended December 31, 2024, and for the period from March 15, 2023 to December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management implemented enhancements to its internal control over financial reporting, which included refinements and enhancements to the controls related to goodwill valuation. The Company implemented these enhancements to the design of its controls starting in the fourth quarter of 2023. Management implemented additional enhancements to internal controls starting the fourth quarter of 2024.

Refer to Item 9.A. Controls and Procedures of this Annual Report for further information.

Remediation measures are time-consuming on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company will need to continue to expend resources, including accounting-related costs and management oversight.

We cannot provide assurance that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our customers. The operations of our cloud-based applications and analytics are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

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

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and met with resistance and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

Integration of artificial intelligence into our product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

We have integrated, and plan to further integrate, AI capabilities into components of our product offerings, and we expect to use AI in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or those we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected. Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Jurisdictions that we operate in may decide to establish extensive new standards for AI safety and security or adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

We intend to use and leverage open-source technology which may create risks of security weaknesses.

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

Our top three customers accounted for approximately 24% and 22% of our gross revenue during the years ended December 31, 2024, and the period from March 15, 2023 to December 31, 2023. One customer accounted for 10% of our gross revenue in 2024, and a separate customer accounted for 12% of our gross revenue in 2023; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location-based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

We operate in a highly competitive market, and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

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

The market acceptance of our products is critical to our continued success. Demand for our products is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by competitors, technological change, and growth or decline in the mobile device management market. We expect the proliferation of mobile devices to lead to an increase in the data security demands of our customers, and our products may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our business operations, financial results and growth prospects will be materially and adversely affected.

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

The industry in which we operate is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving performance and cost-effectiveness. New technologies, techniques or products could emerge that might offer better combinations of price and performance than the artificial intelligence technology solutions that are being developed by us. It is important that we anticipate changes in technology and market demand. If we do not successfully innovate and introduce new technology into our anticipated technology solutions or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

Risks Relating to External Factors and Third Parties

We may enter into joint ventures, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have material adverse results on our business and results of operations.

We may enter into joint ventures, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.

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

Global events and other general economic factors may impact our results of operations.

Global events and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. While we have been able to realize growth in the year ended December 31, 2024, as compared to the period from March 15, 2023 to December 31, 2023, the impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected.

Our businesses, results of operations and financial condition could be adversely affected by ongoing international conflicts and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas has caused political, economic, and military instability in Israel and surrounding regions. While we have no operations in Russia, Ukraine, Israel, Palestine, or surrounding areas, our business may be indirectly adversely affected by this conflict and its effects, including as a result of financial and economic sanctions imposed by governments in the U.S., United Kingdom and European Union, among others, on certain industry sectors and parties in Russia.

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

Our international sales are also subject to local government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively affect our results of operations and financial condition.

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

In addition, our international operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons, and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. With respect to political factors, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Weak economic conditions generally, sustained uncertainty about global economic conditions, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. Concerns over inflation, energy costs, geopolitical issues and the availability of credit in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and wavering business and consumer confidence, have precipitated an economic slowdown and uncertain global outlook. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global economic recovery, we could incur significant losses.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance and supply chain economics.

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China. China is currently a leading global source of hardware products, including the hardware products that we use. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People’s Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to source our hardware products and therefore our ability to manufacture our products. Our ability to manufacture our products could also be affected by economic uncertainty in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to source the components necessary to manufacture our products, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.

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

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from individuals could be collected, processed, stored, transferred, sold or shared with third parties. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new informational, disclosure and operational requirements for companies, effective January 2020. Fines for noncompliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection, processing, or sharing of personal and consumer information, and consumer protection could affect our customers’ utilization of our services and technology and could potentially reduce demand or impose restrictions that make it more difficult or expensive for us to provide our services.

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

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, Canada, or Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has announced it intends to implement or increase tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding this, those institutions are subject to the risk of failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations, and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 20, 2023, substantially all of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Item 1.B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide this information.

Item 1.C. Cybersecurity Disclosures

Risk Management and Strategy

CXApp’s information security program is implemented based on ISO 27001 and SOC 2 frameworks.

Risk Management Program

As part of the information security program, CXApp has a risk management program that engages in the process of identifying, evaluating, and treating risks around the organization’s information. It addresses uncertainties around information assets to ensure the desired business outcomes are achieved. CXApp performs annual Risk Assessments (RAs) to determine security risks in corporate operations, products, and services, and initiates appropriate remediation.

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

Management’s Role in Managing Risks

The IT Department is responsible for conducting a risk assessment as well as prioritizing, implementing, and maintaining the appropriate risk-reduction measures defined in the risk assessment process.

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

Executive Management is responsible for the sponsorship and support of the risk management plan and processes, participating in the risk management meetings, and reviewing and approving risk assessments and risk mitigation plans. For the fiscal year ended December 31, 2024, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the Item 1A. Risk Factors - Risks Relating to Cybersecurity Threats section in this Annual Report.

The Company’s Senior Director DevOps and IT is responsible for leading the assessment and management of cybersecurity risks. The current Senior Director DevOps and IT has significant years of experience in information security. The Senior Director DevOps and IT reports to the board of directors, the Audit Committee and management on cybersecurity threats on a regular basis.

Board of Directors Oversight

The Board of Directors plays an active role by meeting periodically to review the status of the organization’s information security program and roadmap for new cybersecurity risk management initiatives.

The board oversees cybersecurity risk management by evaluating whether management has current cybersecurity policies and procedures, regularly assesses, and monitors cybersecurity risks and receives regular reports on the organization’s cybersecurity posture.

Item 2. Properties.

Our executive offices are located at Four Palo Alto Square, Suite 200, 3000 El Camino Real, Palo Alto, CA 94306 and our telephone number is 650-785-7171. Through our subsidiary CXApp US, Inc., we lease additional office space in San Ramon, California. We also lease office space in Alabang, Philippines and Ontario, Canada through our subsidiary CXApp Philippines, Inc. and CXApp Canada, Inc., respectively.

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

(b) Holders

As of March 31, 2025, there were approximately 101 holders of record of our shares of Class A common stock and approximately 14 holders of record of our redeemable warrants. This includes Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

(g) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the years ended December 31, 2024, and the period March 15, 2023 to December 2023.

Overview of Our Business

Executive Overview

At CXApp, we are redefining the modern workplace through AI-powered solutions that enhance employee experience, operational efficiency, and workplace intelligence. As a leader in this rapidly evolving market, our strategic vision is to drive innovation, scale our enterprise customer base, and achieve long-term financial sustainability through disciplined execution.

In fiscal year 2024, we focused on three key priorities:

1.	Expanding AI-Driven Capabilities – Creating a Generative AI based analytics platform designed to revolutionize the workplace environment, allowing organization to analyze large datasets, generate actionable insights and make real time decisions.

2.	Strengthening Market Position “Land and Expand”– Growing our footprint in the Fortune 1000 and expanding offerings to existing clients.

3.	Enhancing Financial Discipline – Driving cost efficiency while investing in strategic growth initiatives.

As we look ahead, our leadership team remains committed to balancing innovation with financial discipline, ensuring CXApp is positioned for sustainable, profitable growth in the years to come.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	Fiscal year 2024 recurring revenue increased to 87% from 78%.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology.

●	The transition to a recurring revenue model has strengthened revenue predictability and long-term growth prospects.

Operational Efficiencies and Cost Management

●	Total operating expenses decreased to $19,598 thousand compared to $58,204 during the year ended December 31, 2023, reflecting cost optimization initiatives that have improved margins.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

Cash Flow and Liquidity Position

●	As of year-end, cash and cash equivalents was $4,880 thousand with access to an additional $3,500 thousand from a Securities Purchase Agreement the Company entered into on May 22, 2024, later bolstered by an additional $20,000 thousand secured on March 25, 2025, ensuring flexibility to support future growth.

●	Ongoing investments in AI innovation and product enhancements are aligned with our long-term financial strategy.

Strategic Growth Initiatives

1.	Product Innovation: Expanding our AI-native capabilities, enhancing analytics, and integrating with key enterprise platforms.

2.	Market Expansion: Targeting new verticals, strengthening partnerships with cloud providers, and scaling international operations.

3.	Operational Excellence: Optimizing cost structures, improving customer retention, and driving sales efficiency.

Competitive Positioning and Market Outlook

●	The global employee experience market is projected to grow at 20% CAGR, presenting strong tailwinds for CXApp’s expansion.

●	Our AI-driven platform differentiates us from traditional workplace management solutions, enabling scalable, data-driven decision-making.

●	Despite macroeconomic uncertainties, enterprise demand for hybrid workplace solutions remains strong, positioning CXApp for continued momentum.

Conclusion

As we move forward, our leadership team remains committed to executing on our strategic vision, leveraging AI to redefine employee experiences, and delivering long-term value for our stakeholders. We believe CXApp’s AI-first approach, financial discipline, and customer-centric strategy position us well for sustained growth.

Business Description

Company Overview

CXApp Inc. (“CXAI”) is an AI-first employee experience platform that is redefining the employee experience market. Our mission is to put the employee first by delivering an intuitive and intelligent solution that seamlessly integrates the physical and digital workplace. With headquarters in the San Francisco Bay Area and satellite hubs in Toronto and Manila, we operate globally across more than 50 countries, serving Fortune 1000 companies in highly regulated industries such as financial services, healthcare, and technology.

Prior to the closing of the Business Combination on March 14, 2023, CXApp and subsidiaries were wholly owned subsidiary of Inpixon (“Inpixon”) and the Company’s financial statements consist of Design Reactor, Inpixon Canada, Inpixon Philippines and select assets, liabilities, revenues and expenses of Inpixon and Inpixon India (collectively the “Company,” “we,” “us” or “our”), show the historical combined carve-out financial position, results of operations, changes in net investment and cash flows of the Company and should be read in conjunction with the accompanying notes thereto. The Company’s combined carve-out financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of future results of the Company.

The combined carve-out operating results of the Company have been specifically identified based on the Company’s existing divisional organization. The majority of the assets and liabilities of the Company have been identified based on the existing divisional structure. The historical costs and expenses reflected in the Company’s financial statements include an allocation for certain corporate and shared service functions. Management believes the assumptions underlying our combined carve-out financial statements are reasonable. Nevertheless, our combined carve-out financial statements may not include all of the actual expenses that would have been incurred had we operated as a standalone company during the periods presented and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the year ended December 31, 2023. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows.

Market Opportunity

The employee experience market is experiencing rapid transformation driven by the shift to hybrid work environments and the demand for AI-driven solutions that optimize employee engagement and operational efficiency. According to industry research from Gartner and Forrester, the global market for employee experience software is projected to grow significantly as organizations seek solutions that enhance employee productivity and satisfaction. We believe CXAI is uniquely positioned to capitalize on this trend by providing an AI-native platform designed to address the evolving needs of the modern workplace.

Products and Services

Our flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. Key components of the platform include:

●	CXAI Apps: A multi-platform suite of applications (iOS, Android, and web) offering AI-driven, personalized workflows for employees, enhancing productivity and engagement.

●	CXAI BTS (Behind the Scenes): The core AI engine that powers automation, content management, and security compliance for enterprise-wide deployments.

●	CXAI-VU: A generative AI analytics platform that provides actionable insights into workplace utilization, employee engagement, and productivity, allowing real-time decision-making.

CXAI’s solutions are available through leading cloud marketplaces, including AWS, Google Cloud, and Microsoft Azure, offering seamless procurement and deployment options for enterprise customers.

Revenue Model

CXAI generates revenue through a mix of:

●	SaaS Subscriptions: Recurring revenue streams from our cloud-based application offerings.

●	Professional Services: Implementation, customization, and support services tailored to client needs for deployment of the application.

●	Hardware: Pass through beacons delivered to the customers.

Revenue Breakdown by Product Category

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Software	$6,202	$4,560	$1,204
Professional services	798	1,186	416
Hardware	142	-	-
Total revenue	$7,142	$5,746	$1,620

With 87% of our revenue derived from recurring subscriptions, CXAI enjoys stable and predictable cash flow, further supported by strong net retention rates and customer upsell opportunities.

Strategic Partnerships

We have established strategic relationships with leading cloud providers, including Google Cloud, Microsoft Azure, and Amazon Web Services. These partnerships allow us to scale our solutions rapidly, access new markets, and leverage cutting-edge cloud technologies to enhance our offerings.

Technology and Innovation

CXAI differentiates itself through proprietary AI technology and a commitment to innovation. Our intellectual property portfolio includes 37 filed patents, with 17 already issued, positioning us as a leader in employee experience software. Our platform leverages generative AI and autonomous agents to automate workflows, drive employee engagement, and optimize resource utilization.

Competition, Strengths, and Differentiation

For our employee experience app products, we compete with companies such as Petur, Modo Labs, HqO, Robin Powered, and Comfy. For our mapping product, our competitors include MappedIn, Mapwize, and Esri.

We differentiate ourselves by offering a comprehensive and unified employee experience platform that addresses the evolving needs of modern enterprises.

●	One App, Comprehensive Experience. Today’s workplace is a dynamic mix of spaces, people, hybrid work, and technology. CXApp consolidates these elements into a single mobile command center, empowering enterprises to foster culture, drive innovation, and enhance employee engagement across distributed workforces.

●	Seamless Employee Experience. CXApp serves as the central connection point for employees, helping organizations attract and retain top talent by delivering an intuitive, engaging, and equitable employee experience—whether in-office, remote, or hybrid.

●	Versatile and Scalable Functionality. Our platform supports a wide range of use cases, including employee experience, mapping, meeting room reservations, desk booking, campus navigation, facility management, analytics, and security across multiple industries in both the private and public sectors.

●	Expansive Ecosystem and Integrations. With over 90 partner integrations (including Slack, Zoom, Office365, Okta, and ServiceNow), CXApp acts as a centralized gateway to an enterprise’s communication and productivity tools—streamlining tech stacks and reducing app fatigue.

●	Enterprise-Grade Scalability. Our solution grows with our customers, making it easy to onboard employees, expand to new locations globally, and adapt to evolving workplace needs.

●	Technology-Agnostic & Open Architecture. Our platform is designed to seamlessly integrate with third-party data, applications, and hardware. Our APIs facilitate data exchange, while our SDKs enable developers to build new applications or integrate location data into existing mobile apps, websites, or kiosks—ensuring long-term adaptability and investment protection.

Competitive Positioning

CXAI stands out in the competitive landscape through its deep AI integration, employee-first approach, and enterprise-grade security and compliance. Unlike traditional workplace management solutions, our platform offers:

●	AI-driven automation to streamline workflows and reduce manual processes.

●	Advanced analytics for actionable insights into workplace utilization and engagement.

●	Seamless integration with enterprise systems and cloud environments, ensuring efficiency and scalability.

By combining AI-powered intelligence, user-centric design, and enterprise-ready capabilities, CXApp delivers a truly next-generation employee experience platform that sets us apart from the competition.

Corporate Strategy

The modern office is no longer confined to a single location. We believe that empowering employees and teams to manage diverse workplace scenarios from their personal devices is the future of work. Enterprise organizations are increasingly recognizing the pivotal role of AI-driven mobile applications in managing distributed workforces and optimizing office environments.

Over the next five years, we anticipate that artificial intelligence (AI) will become a cornerstone of employee experience initiatives. CXApp is uniquely positioned as the central intelligence layer for hybrid workplace models. Our AI-powered employee experience platform integrates advanced analytics, automation, and machine learning to enhance employee engagement, streamline operations, and optimize resource utilization.

Our strategic approach focuses on transforming workplace efficiency through:

●	Smart Workplace Automation: AI-driven management of desk and meeting room bookings, space allocation, and resource management.

●	Predictive Analytics: Real-time data analysis to drive informed decision-making regarding space utilization and employee engagement.

●	Contextual Employee Experiences: AI-powered personalization delivering tailored notifications, workspace suggestions, and relevant content.

●	Proactive Facility Management: Intelligent mapping and occupancy tracking to prevent operational bottlenecks.

Through an AI-first strategic model, CXApp aims to provide a seamless, intelligent employee experience that adapts to evolving work styles. Our commitment to innovation and enterprise-grade AI solutions ensures that organizations can thrive in an increasingly digital and dynamic work environment.

Growth Strategy

Since the launch of our core workplace product in 2017, CXApp has followed a direct-to-customer go-to-market strategy, targeting Fortune 1000 enterprises. This approach has allowed us to establish strong relationships with Fortune 500 companies in the financial services, media, and software industries, solidifying our leadership in enterprise workplace technology.

In addition, our technology partner program has played a crucial role in our expansion. With over 90 partnerships, including integrations with digital lockers, sensors, and single sign-on (SSO) platforms, we offer seamless workflows that enhance the employee experience.

Our future growth strategy focuses on the following key initiatives:

●	Advancing AI-Driven Product Development: Expanding our platform with AI-powered automation, predictive analytics, and intelligent workplace recommendations to support digital transformation and hybrid workforce evolution.

●	Expanding into New Vertical Markets: Scaling into industries such as corporate real estate, healthcare, financial services, and technology enterprises to capitalize on growing demand for AI-driven workplace solutions.

●	Strengthening Our Channel Partner Ecosystem: Enhancing partnerships with Google Cloud and Amazon, while fostering relationships with workplace technology providers, resellers, and enterprise IT integrators.

●	Building AI-Enabled Sales and Marketing Strategies: Leveraging AI-driven insights to increase brand awareness, expand industry collaborations, and drive thought leadership in workplace technology.

By combining innovation, strategic partnerships, and customer-centric solutions, we are committed to achieving sustainable growth and reinforcing our position as a market leader in employee experience technology.

Risk Management and Compliance

We take a proactive approach to risk management by monitoring regulatory changes and implementing robust internal controls. Our compliance programs include adherence to global data privacy standards and security frameworks such as GDPR and SOC 2. By integrating these elements into our business strategy, CXAI is well-positioned to continue driving innovation and delivering value to stakeholders.

Recent Events

December 2023 Note Exchanges

During the period from July 15, 2024, to December 26, 2024, the Company exchanged $3,428 thousands of the outstanding balance of the Note for approximately 2,012,107 shares of the Company’s Class A Common Stock at exchange prices between $1.47 and $2.23 per share.

Pursuant to the Exchange Agreements, the Lender will surrender the Partitioned Note in exchange for the Exchange Shares, which will be issued free of any restrictive securities legend. Other than the surrender of the Partitioned Note, no consideration of any kind shall be given by Lender to the Company in connection with this Agreement. Upon surrendering, the Partitioned Notes shall be cancelled, and all obligations of Borrower under the Partitioned Notes shall be deemed fulfilled.

The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $1,052 thousand loss on the exchange of debt for equity as a separate item in the other income (expense) section of the consolidated statements of operations for the year ended December 31, 2024.

As of January 17, 2025, the Company paid down the entire December 2023 Note.

Interest expense for the December 2023 Note recognized on the consolidated statements of operations and comprehensive loss were approximately $1,204 thousand and $53 thousand for the year ended December 31, 2024, and for period from March 15, 2023, to December 31, 2023, respectively.

Convertible Debt Conversion

On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which Streeterville Capital, LLC wants to purchase up to $10,000 thousand shares of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender. The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand and Lender gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand.

During the year ended December 31, 2024, the Company has issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices for an exchange amount of $2,100 thousand.

Key Factors Affecting CXApp’s Results of Operations

Our financial position and results of operations depend to a significant extent on the following factors:

Customer Base

CXApp serves a diverse range of industries, providing intelligent employee experience solutions to enterprise customers across key sectors such as technology, financial services, consumer goods, healthcare, and media & entertainment. As of December 31, 2024, our customer base spans approximately across 51 countries, with the majority of our customers headquartered in the United States. Our customers include Fortune 1000 companies that rely on our AI-powered CXAI platform to enhance employee engagement, workplace productivity, and operational efficiency. Our strong security and compliance credentials make us a preferred choice for enterprises in highly regulated industries. We focus on delivering value to our customers through innovative solutions, ongoing product enhancements, and dedicated customer success initiatives.

We monitor key performance indicators such as revenue growth, customer expansion, recurring revenue rates, and customer retention to measure our market penetration and growth trajectory. In 2024, approximately 87% of our revenue was recurring, reflecting a significant increase from 78% in 2023.

CXApp’s ability to drive revenue growth depends on expanding relationships with existing customers and acquiring new customers by offering high-quality, scalable solutions that address the evolving needs of enterprises. Our direct sales efforts, strategic partnerships, and continuous innovation efforts play a crucial role in customer acquisition and retention. We maintain a diversified customer base, with our top three customers accounting for approximately 24% of our gross revenue in 2024, compared to 22% in 2023.

Acquisitions and Investments

CXApp has not completed any mergers or acquisitions from March 14, 2023, to date; however, we continually evaluate strategic opportunities that align with our growth objectives and enhance our AI-driven employee experience platform. Our acquisition strategy focuses on expanding our product capabilities, entering new markets, acquiring top-tier talent, and achieving operational synergies.

We take a disciplined approach to potential acquisitions and investments, ensuring alignment with our strategic goals and financial performance. Opportunities may be pursued through cash, stock, or a combination of both, depending on market conditions and strategic fit.

While organic growth remains our priority, strategic acquisitions and partnerships are expected to play a key role in accelerating our expansion and strengthening our market position. There is no guarantee that we will pursue or complete any transactions, but we remain open to opportunities that we believe drive long-term value for our stakeholders.

Research and Development

During the year, the Company added resources dedicated to developing the Artificial Intelligence (AI) based Augmented Reality (AR), AI based analytics and our CXAI Agentic AI offerings on the CXAI platform. Management believes that this investment in research and development will maintain a competitive position and create opportunities for the Company.

RESULTS OF OPERATIONS

Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

For the purposes of the analysis of the results presented herein, the Company is presenting the combined results of operations for the period March 15, 2023, to December 31, 2023, of the Successor Company with the period January 1, 2023 to March 14, 2023 of the Predecessor Company. Although this presentation is not in accordance with generally accepted accounting principles in the United States, the Company believes presenting and analyzing the combined results allows for a more meaningful comparison of results for the year ended December 31, 2024, to the full twelve-month period ended December 31, 2023. The following selected data from our audited consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (in thousands):

					Non-GAAP
	Successor	Successor	Predecessor	Non-GAAP Combined	2024 vs 2023 Changes
	Year Ended December 31, 2024	Period from March 15, 2023, to December 31, 2023	Period from January 1, 2023, to March 14, 2023	Year Ended December 31, 2023	$ Change	% Change*
Revenues	$7,142	$5,746	$1,620	$7,366	$(224)	(3)%
Cost of revenues	1,285	1,268	483	1,751	(466)	(27)%
Gross profit	5,857	4,478	1,137	5,615	242	4%
Operating expenses	19,598	52,686	5,518	58,204	(38,606)	(66)%
Loss from operations	(13,741)	(48,208)	(4,381)	(52,589)	38,848	74%
Interest income (expense)	(1,756)	65	1	66	(1,822)	(2,761)%
Income tax benefit	635	3,572	-	3,572	(2,937)	(82)%
Change in fair value of derivative liability	(3,152)	(4,714)	-	(4,714)	1,562	33%
Loss on debt extinguishment	(1,052)	-	-	-	(1,052)	-%
Other income (expense)	(342)	47	-	47	(389)	(828)%
Net loss	$(19,408)	$(49,238)	$(4,380)	$(53,618)	$34,210	64%

*	Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations in this item, which may be rounded to the nearest hundred thousand, may not produce the same results.

Revenues

The Company derives revenue from software-as-a-service (SaaS), design, deployment, and implementation services for its enterprise apps business. There is a pass through of $142 thousand for beacons that are deployed at our customer’s sites. Revenue for the year ended December 31, 2024, was $7,142 thousand, compared to non-GAAP combined revenue of $7,366 thousand for the year ended December 31, 2023, reflecting a decrease of approximately $225 thousand, or 3%. This decline was primarily driven by a reduction in Professional Services revenue, which includes integration work and other customer-requested services. As 87% of our recognized revenue now comes from recurring subscription revenue, the decrease reflects the Company’s strategic shift towards a full SaaS model, reducing reliance on one-time professional fees to prioritize scalable, recurring revenue streams.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor, overhead, hardware and shipping and freight costs. Cost of revenue for the year ended December 31, 2024, is $1,285 thousand compared to $1,751 thousand non-GAAP combined cost of revenues for the comparable period in the prior year. This decrease in cost of revenues of approximately $466 thousand, or approximately 27%, was attributable to the decrease in professional services revenue related costs.

Gross profit, calculated as revenues less costs of revenues, may vary between periods and is primarily affected by various factors including average selling prices, product costs, product mix, customer mix, and production volumes. The gross profit margin for the year ended December 31, 2024, was 82% compared to 76% for the year ended December 31, 2023 (Non-GAAP combined).

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. Operating expenses for the year ended December 31, 2024, were $19,598 thousand and non-GAAP combined $58,204 thousand for the comparable period ended December 31, 2023. This decrease of $38,606 thousand is primarily attributable to impairment of goodwill of $36,056 thousand and a decrease of $2,550 thousand in other operating expenses as an effect of management reduction effort post-business combination.

Loss From Operations

Loss from operations for the year ended December 31, 2024, was $13,741 thousand compared to the non-GAAP combined loss from operations of $52,589 thousand for the year ended December 31, 2023. This decrease in loss of $38,848 thousand is primarily attributable to impairment of goodwill, decreased operating expenses as detailed above plus the increased gross profit margin of approximately $242 thousand.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2024, was $6,302 thousand expense compared to $4,601 thousand expense for the year ended December 31, 2023. The increase in other expense of $1,701 thousand is primarily attributable to change in fair value of derivative liabilities of approximately $1,562 thousand plus the increase in interest expense of $1,822 thousand, loss on debt extinguishment of $1,052 thousand and other expenses of $389 thousand.

Provision for Income Taxes

For the year ended December 31, 2024, the Company recorded an income tax benefit of approximately $637 thousand, compared to an income tax benefit of $3,572 thousand for the period March 15, 2023 to December 31, 2023 (on a Non-GAAP combined basis).

The income tax benefit for 2024 (Successor) primarily resulted from the partial release of the valuation allowance associated with deferred tax assets recognized on intangible assets acquired in the Business Combination completed on March 14, 2023. Specifically, the benefit reflects the reversal of deferred tax liabilities attributable to those acquired intangible assets.

However, the Company has concluded that the negative evidence outweighs the positive evidence regarding the realization of its deferred tax assets. As a result, it is more likely than not that the benefits of certain deferred tax assets will not be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded as of December 31, 2024.

Net Loss

Net loss for the year ended December 31, 2024, was $19,408 thousand compared to the $53,618 thousand non-GAAP combined net loss for the year ended December 31, 2023. This decrease in loss of approximately $34,210 thousand was primarily attributable to the decrease in operating expenses of $38,606 thousand, change in fair value of derivative liability of $1,562 thousand and increase in interest expense of $1,822 thousand, loss on extinguishment of $1,052 thousand and other income of $389 thousand plus higher gross margin of $242 thousand offset by a lower income tax benefit of approximately $2,937 thousand.

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

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023, to December 31, 2023	Period from January 1, 2023, to March 14, 2023
Net loss	$(19,408)	$(49,238)	$(4,380)
Interest expense (income) and other income	1,753	(65)	(1)
Income tax benefit	(635)	(3,572)	-
Depreciation and amortization	2,811	2,237	1,034
EBITDA	(15,479)	(50,638)	(3,347)
Adjusted for:
Acquisition transaction/financing costs	-	543	-
Changes in fair value of derivative liabilities	3,152	4,714	-
Loss on debt extinguishment	1,052	-	-
Unrealized (gains) losses	318	(44)	(32)
Impairment of goodwill	-	36,056	-
Gain/Loss on contract to issue common stock	(68)	-	-
Stock-based compensation – compensation and related benefits	2,831	1,080	158
Adjusted EBITDA	$(8,194)	$(8,289)	$(3,221)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items including acquisition transaction and financing costs, changes in fair value of warrant liabilities, loss on debt extinguishment unrealized (gains) losses, goodwill impairment, stock-based compensation;

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

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

As of December 31, 2024, the Company has a working capital deficit of approximately $4,496 thousand and cash of approximately $4,880 thousand. For the period ended December 31, 2024 (Successor), the Company incurred net loss of approximately $19,408 thousand. For the ended December 31, 2024 (Successor), the Company used approximately $7,325 thousand of cash for operating activities, of which $453 thousand was from a reduction in accounts payable, primarily from paying vendors and consultants. For the period from March 15, 2023, to December 31, 2023 (Successor), the Company used approximately $12,766 thousand cash for operating activities. The Predecessor Company used approximately $5,144 thousand cash for operating activities for period January 1, 2023, to March 14, 2023.

Management believes that the current liquidity position, including under the SPA with the Lender, pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001, with $3,000 thousand still available to withdraw and with additional $20,000 thousand equity line of credit signed on March 25, 2025, has the ability to mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued.

Liquidity and Capital Resources as of December 31, 2024, Compared with December 31, 2023

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Net cash used in operating activities	$(7,325)	$(12,766)	$(5,144)
Net cash provided (used) by investing activities	(30)	9,946	(54)
Net cash provided by financing activities	5,980	7,620	8,892
Effect of foreign exchange rate changes on cash	(20)	(28)	1
Net increase (decrease) in cash and cash equivalents	$(1,395)	$4,772	$3,695

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$4,880	$6,275
Working capital deficit	$(4,496)	$(1,287)

Operating Activities for the years ended December 31, 2024, and 2023

Net cash used in operating activities during the period consisted of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Net loss	$(19,408)	$(49,238)	$(4,380)
Non-cash income and expense	11,802	40,813	1,200
Net change in operating assets and liabilities	(281)	(4,341)	(1,964)
Net cash used in operating activities	$(7,325)	$(12,766)	$(5,144)

The non-cash expenses were approximately $11,802 thousand, $40,813 thousand, and $1,200 thousand for the year ended December 31, 2024 (Successor), period from March 15, 2023, to December 31, 2023 (Successor), and period from January 1, 2023, to March 14, 2023 (Predecessor), respectively:

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Depreciation and amortization	$2,811	$2,237	$1,034
Amortization of right of use asset	391	298	40
Amortization of debt discount and deferred financing cost	862	37	-
Accrued interest expense on promissory note and convertible debt	817	-	-
Accrued monitoring fee on promissory note	273	-	-
Stock-based compensation expense	2,831	1,080	158
Loss on change in fair value of derivative liability	3,152	4,714	-
Deferred income taxes	(635)	(3,570)	-
Loss on debt extinguishment	1,052	-	-
Impairment of goodwill	-	36,056	-
(Gain) loss on foreign currency transactions	316	(44)	(32)
(Gain) Loss on contract to issue common stock	(68)	-	-
Other	-	5	-
Total non-cash expenses	$11,802	$40,813	$1,200

The net cash used in the change in operating assets and liabilities were approximately $281 thousand, $4,341 thousand and $1,964 thousand for the year ended December 31, 2024 (Successor), period from March 15, 2023, to December 31, 2023 (Successor) and January 1, 2023, to March 14, 2023 (Predecessor), respectively:

	Successor		Predecessor
Changes in Operating Assets and Liabilities	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Accounts receivable and other receivables	$372	$300	$(857)
Prepaid expenses and other current assets and other assets	185	682	(20)
Accounts payable	(453)	499	(796)
Accrued liabilities and other liabilities	771	(5,876)	(787)
Operating lease liabilities	(407)	(306)	(38)
Deferred revenue	(187)	360	534
Net cash used in the changes in operating assets and liabilities	$281	$(4,341)	$(1,964)

Cash Flows from Investing Activities for the years ended December 31, 2024, and December 31, 2023

Net cash flows used in investing activities during the year ended December 31, 2024 (Successor) was approximately $30 thousand compared to net cash flows provided by investing activities for the period March 15, 2023, to December 31, 2023 (Successor) and cash flows used in investing activities for the period from January 1, 2023, to March 14, 2023 (Predecessor) of approximately $9,946 thousand and $54 thousand, respectively. Cash flows related to investing activities during the year ended December 31, 2024 (Successor) is attributable to the purchases of property and equipment. Cash flows related to investing activities during the period from March 15, 2023, to December 31, 2023 (Successor) include $57 thousand for the purchase of property and equipment, and $10,003 thousand for cash acquired in connection with the Business Combination. Cash flows related to investing activities during the period from January 1, 2023, to March 14, 2023 (Predecessor) include $9 thousand for the purchase of property and equipment, and $45 thousand for the investment in capitalized software.

Cash Flows from Financing Activities for the years ended December 31, 2024, and December 31, 2023

Net cash flows provided by financing activities during the year ended December 31, 2024 (Successor) was approximately $5,980 thousand compared to net cash flows provided by financing activities for the period from March 15, 2023, to December 31, 2023 (Successor) and for the period from January 1, 2023, to March 14, 2023 (Predecessor) of approximately $7,620 thousand and $8,892 thousand, respectively. On May 22, 2024, the Company entered into the “SPA with the Lender, pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001. Pursuant to SPA, the Company issued three unsecured convertible Pre-Paid Purchases to Lender. The convertible Pre-Paid Purchases have original principal amount of $6,825 thousand. For the year ended December 31, 2024, the Company received net proceeds of $6,480 thousand, reflecting original issue discount of $325 thousand and Lender’s transaction cost of $20 thousand. During the year ended December 31, 2024, the Company paid $500 thousand in cash outflows for a repayment of the promissory note. During the period from March 15, 2023 to December 31, 2023 (Successor), the Company paid $328 thousand in cash outflows from a repayment of a related party promissory note, received $3,000 thousand from the issuance of a promissory note, received $5,002 thousand of cash proceeds for exercise of 435 public warrants and paid $54 thousand of issuance cost During the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company received $9,089 thousand in incoming cash flows from parent, and paid $197 thousand in cash outflows from a payment of an acquisition liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of December 31, 2024, the total obligation for operating leases is approximately $473 thousand, of which approximately $376 thousand is expected to be paid in the next twelve months.

As of December 31, 2024, we owed approximately $603 thousand under a promissory note with the Lender. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In addition, as of December 31, 2024, we have a liability for outstanding warrants, of $5,048 thousand. Each warrant is immediately exercisable for one share of Common Stock and will expire on March 15, 2028, or earlier upon redemption or liquidation. See Notes 2 and 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

On May 22, 2024, the Company entered into the SPA which the Lender desires to purchase shares of the Company’s Common Stock, pursuant to which the Company issued unsecured convertible Pre-Paid Purchases #1, #2, and #3 to the Lender. As of December 31, 2024, we owe a total of approximately $4,512 thousand under the Pre-Paid Purchases which accrues interest on the outstanding balance at 5% per annum. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Financing Obligations and Requirements

Net cash used in operating activities for the year ended December 31, 2024 (Successor) of $7,325 thousand consists of net loss of $19,408 thousand offset by non-cash adjustments of approximately $11,802 thousand less net cash changes in operating assets and liabilities of approximately $281 thousand. Although the Company has sustained losses during the year ended December 31, 2024 (Successor), we raised net proceeds of approximately $6,480 thousand of the $10,000 thousand available from the SPA entered into by the Company on May 22, 2024. Given our current cash balances, budgeted cash flow requirements, and financing capability of up to $20,000 thousand, the Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606, when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation, other professional services for work performed in conjunction with its cloud-based software, and sale of hardware. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the year ended December 31, 2024 (Successor), for the period ended March 15, 2023, to December 31, 2023 (Successor), and for the period ended January 1, 2023 to March 14, 2023 (Predecessor).

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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

Based on its assessments, the Company has recorded impairment of goodwill of $0 thousand and $36,056 thousand for the year ended December 31, 2024 (Successor) and for the period from March 15, 2023, to December 31, 2023 (Successor), respectively.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies and (iii) the adequacy of future income as of and for the year ended December 31, 2024 (Successor), based upon certain economic conditions and historical losses through December 31, 2024. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for the Company as of December 31, 2024 (Successor) and December 31, 2023 (Successor), and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses Identified

During the year ended December 31, 2024, management identified the following material weaknesses:

●	Tax Accounting Controls: The Company did not maintain effective controls to ensure the completeness and accuracy of income tax accruals, particularly related to state tax liabilities.

●	Expense Accrual Process: A significant year-end adjustment for legal fees revealed deficiencies in our period-end accrual processes and related management review controls.

●	Fair Value Election for Financial Instruments: Managements lack of identification of the embedded derivatives requirement bifurcation and measurement at fair value. The Company did not appropriately assess or document the fair value option for a financial instrument, resulting in an adjustment to the financial statements

As a result of these material weaknesses, the Company concluded that previously issued interim financial statements for the quarters ended June 30, 2024 and September 30, 2024 required restatement. These issues reflect deficiencies in internal control over financial reporting that impacted our disclosure controls and procedures. The material weakness as of December 31, 2023 related to the impairment of goodwill has been remediated.

Despite the identified weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.

Remediation Plan

To address these material weaknesses, the Company has developed and implemented the following remediation initiatives:

●	Tax Provision Process:

○	Partnered with third-party tax advisors to assist with state and local income tax reporting and nexus evaluations.

●	Legal Expense Accrual Process:

○	Introduced real-time legal invoice tracking with automated accrual calculations.

○	Added multi-level review of significant legal expenses during period-end close.

●	Financial Instrument Accounting:

○	Appointed the CFO to oversee technical accounting for complex and judgmental transactions.

○	Engaged technical accounting support and engaged third-party valuation specialists for equity-linked instruments.

●	Cross-functional Improvements:

○	Enhanced month-end close workflows, including standardized documentation, checklists, and approval protocols.

○	Engaged external advisors semiannually to review valuation, tax, equity-linked instruments, and disclosures.

Management, under the oversight of the Audit Committee, is monitoring the effectiveness of these remediation efforts. We expect to complete testing of the remediated controls during fiscal year 2025.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that accurately and fairly reflect transactions and dispositions of company assets.

2.	Provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with GAAP, and receipts and expenditures are made only in accordance with management and director authorizations; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that internal control over financial reporting was not effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

As the material weaknesses described above were identified subsequent to December 31, 2024, there were no changes in our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our disclosure controls and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. Because of inherent limitations, internal controls may not prevent or detect all errors or fraud. Moreover, the design of any control system must consider the risk that controls may become inadequate due to changing conditions or that compliance with policies and procedures may deteriorate over time.

Item 9.B. Other Information.

Insider Trading Arrangements and Policies

During the year ended December 31, 2024, no director or officer of CXApp notified CXApp of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Khurram Sheikh	54	Chairman, Chief Executive Officer and Director
Joy Mbanugo	44	Chief Financial Officer
Di-Ann Eisnor	53	Director
Camillo Martino	63	Director
George Mathai	58	Director
Shanti Priya	55	Director

Mr. Khurram Sheikh has served as the Founder, Chairman and Chief Executive Officer of KINS since its inception and Chief Financial Officer from August 2020 until August 2024. Mr. Sheikh has been at the forefront of innovation in the technology, mobile, semiconductor, telecom and media industries for the past 25 years with CEO and CTO roles at leading technology companies. Since March 2020, Mr. Sheikh has been the Founder, Executive Chairman & CEO of Aijaad, a boutique strategic advisory firm where he advises both large private equity firms as well as boards of public companies on the future of 5G, IoT, Edge Computing and AI technologies and is actively involved in M&A, technology strategy and market development. From 2016 to early 2020, Mr. Sheikh was the CEO of Kwikbit, a private company building a “network as a service” solution using gigabit radios, edge compute, virtualization, and artificial intelligence. Prior to kwikbit, in 2014, Mr. Sheikh was appointed as the Chief Strategy and Technology Officer for Silicon Image (SIMG) and the President/CEO of its millimeter wave/5G subsidiary SiBEAM. SIMG was acquired by Lattice Semiconductor (Nasdaq:LSCC) in 2015 for $600 million after which Mr. Sheikh was appointed the Chief Strategy and Technology Officer of the combined company responsible for corporate strategy, roadmap, M&A and technology development and was there until 2016. From 2007 onwards, he was the CTO for Powerwave Technologies, a large wireless infrastructure vendor. Powerwave filed for Chapter 11 bankruptcy protection in January 2013, and in April 2013 Mr. Sheikh was appointed as the CEO of Powerwave to help with the sale of the company. Later that year, Mr. Sheikh successfully facilitated the sale of approximately 1,400 patents owned by Powerwave to private equity firm Gores Group. From 2005 to 2007, Mr. Sheikh was Vice President, Wireless Strategy and Development at Time Warner Cable leading the cable company’s entry into the wireless space. From 1996 to 2005, Mr. Sheikh held senior technology roles at Sprint including CTO Mobile Broadband responsible for deploying the world’s first 4G system and acquisition of multi-billion-dollar spectrum assets at 2.5GHz. Mr. Sheikh holds a Bachelor of Science degree in Electrical Engineering with highest honors from the University of Engineering & Technology in Pakistan, as well as a Master of Science degree in Electrical Engineering from Stanford University. Mr. Sheikh is well qualified to serve as Chairman of our board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience.

Ms. Joy Mbanugo is currently the Chief Financial Officer and joined CXAppp in August 2024. Before joining CXApp, Ms. Mbanugo was the Chief Financial Officer at ServiceRocket. Ms. Mbanugo led the Finance, Accounting, Workforce Planning, and People teams while overseeing strategic finance, forecasting, budgeting, treasury management, tax, compensation planning, and more. With over 20 years of experience in audit, tax, business operations, financial services, and financial planning/analysis across diverse industries and markets, Ms. Mbanugo is a seasoned professional. Before her role at ServiceRocket, Ms. Mbanugo spent five years at Google, where she played a crucial role in evaluating Google Cloud Partnerships and Solutions, organizing Alphabet’s financial data in Controllership, and optimizing the management of over $100 billion in cash in Treasury and Tax. Her extensive experience also includes a three-year stint at BlackRock, where she led the taxation of financial instruments, securities lending, information reporting, and withholding, among other responsibilities. During her 12-year tenure at EY, she further honed her expertise, offering tax and audit services to clients in international tax, financial services, and capital markets. Ms. Mbanugo holds a Juris Doctor from Cleveland State and a Master of Accountancy from Case Western Reserve University. She also has a double bachelor’s degree in accounting and Black World Studies from Miami University of Ohio.

Ms. Di-Ann Eisnor has served as a member of our board of directors since August 2020. Since November 2019, Ms. Eisnor has served as Co-Founder and CEO of Core, a venture-backed construction labor marketplace. Before that, from February 2019 until October 2019, she was an executive of The We Company, a part of the We Work Companies, where she was responsible for development of their city’s platform. Prior to that, Ms. Eisnor served as Director of Urban Systems at Google, from June 2018 until February 2019. Previously, Ms. Eisnor was with Waze, Inc., a crowd-sourced navigation and real-time traffic application owned by Alphabet, Inc., for 10 years, most recently serving as the VP Platform and Director of Growth. Prior to joining Waze, Ms. Eisnor was co-founder and Chief Executive Officer of Platial Inc., a collaborative, user-generated cartographic website. Ms. Eisnor currently serves on the board of Saia Inc. (Nasdaq: SAIA) and Gray Area Foundation for the Arts. She is a venture partner at Obvious Ventures and is co-founder with Lupe Fiasco of Neighborhood Start Fund, a neighborhood-based micro-fund in underserved urban neighborhoods. She holds a bachelor’s degree in Studio Art and Business Administration from New York University. She is a 2014 Henry Crown Fellow of the Aspen Institute and a member of the Aspen Global Leadership Network. Ms. Eisnor is well qualified to serve on our board because of her extensive experience advising boards of directors of public and private companies and her extensive professional experience.

Mr. Camillo Martino has served as a member of our Board of Directors since August 2020. Mr. Martino was a senior global semiconductor company executive and now serves as a board member and executive advisor to many global technology companies. Prior to his current board roles, Mr. Martino was a chief executive officer and C-suite executive of a number of high technology companies worldwide. He is currently Chair of the Board of Directors of Magnachip Semiconductor (NYSE: MX) and has served on this Board since August 2016. Since 2018, he has also served on the Board of Directors at Sensera (ASX: SE1). Mr. Martino also serves on the Board of Directors at multiple privately held companies, including VVDN Technologies (fastest growing ODM based in India with a focus on Wireless, Networking & IoT) and Sakuu Corporation (multi-material, multi-process Additive Manufacturing platform). Mr. Martino’s prior board service includes serving on the boards of Cypress Semiconductor from June 2017 through the sale of the company to Infineon in April 2020 and Moschip Technologies (BOM: 532407) from April 2017 to May 2019. As an operating executive, Mr. Martino served as Chief Executive Officer of Silicon Image, Inc. (where he also served as a director) from 2010 until the completion of its sale to Lattice Semiconductor Corporation (Nasdaq: LSCC) in March 2015, Chief Operating Officer of SAI Technology Inc. from January 2008 to December 2009 (where he also served as director from 2006 to 2010), and Chief Executive Officer of Cornice Inc. from 2005 to 2007 (where he also served as a director). From August 2001 to July 2005, Mr. Martino served as the executive vice president and chief operating officer at Zoran Corporation, a global SoC semiconductor company. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years. Mr. Martino holds a Bachelor of Applied Science from the University of Melbourne and a Graduate Diploma (in Digital Communications) from Monash University in Australia. Mr. Martino is well qualified to serve on our board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience.

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

Director Independence

Our board consists of five members. Our directors, other than Mr. Sheikh, are independent directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his, her or their family members has engaged in various types of business dealings with us. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

Our board is divided into three classes with staggered, three-year terms, in accordance with the terms of the Charter. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. The directors are divided among the three classes as follows:

●	the Class I directors is Di-Ann Eisnor, and her term will expire at our 2027 annual meeting of stockholders;

●	the Class II directors are Camillo Martino and Shanti Priya, and their terms will expire at our 2025 annual meeting of stockholders; and

●	the Class III directors are Khurram P. Sheikh and George Mathai, and their terms will expire at our 2026 annual meeting of stockholders.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2024, as a member of our board or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Board Composition

Our nominating and corporate governance committee is responsible for reviewing with our board, on an annual basis, the appropriate characteristics, skills and experience required for our board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members) for election or appointment, the nominating and corporate governance committee and our board take into account many factors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a public company;

●	experience as a board member or executive officer of another public company;

●	strong finance experience;

●	wide range of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	variety of background and perspectives, including, but not limited to, with respect to place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Our board evaluates, each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its wide range of experience in these various areas.

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.cxapp.com. In addition, we intend to post on its website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through its website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for CXApp’s executive officers who are named in the “Summary Compensation Table” below. As an emerging growth company, CXApp complies with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which for 2024 require compensation disclosure for CXApp’s executive officers.

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

Summary Compensation Table

The following table provides certain information regarding the compensation earned by the named executive officers from their services to CXApp, as applicable, during the fiscal years ended December 31, 2024, and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Khurram P. Sheikh	2024	$325,000	$255,938	$200,001	$360,000	$-	$1,140,939
Chief Executive Officer	2023	$254,375	$97,500	$360,000	$1,291,626	$-	$2,003,501

Joy Mbanugo	2024	$92,948	$8,485	$-	$552,000	$25,000	$678,433
Chief Financial Officer	2023	$-	$-	$-	$-	$-	$-

Narrative Disclosure to the Summary Compensation Table

Khurram P. Sheikh, our chief executive officer, received (i) a salary of $325,000 and a bonus of $255,938 as compensation during the fiscal year ended December 31, 2024, and (ii) a salary of $254,375 and a bonus of $97,500 as compensation for his services to CXApp during the period March 15, 2023 to December 31, 2023; and

Joy Mbanugo, our Chief Financial Officer, received (i) a salary of $92,948 and a bonus of $8,485 as compensation for her services during the fiscal year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2024.

			Option Awards					Stock Awards
Name	Grant Date	Expiration Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity Incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares of restricted stock (#)	Market value of shares of restricted stock ($)
Khurram P. Sheikh	Mar 29, 2023	Mar 29, 2033	422,100	422,100	(1)	-	1.53	-	-
	Aug 14, 2023	Aug 14, 2033	-	-		-	-	20,000	36,400
	Feb 6, 2024	Feb 6, 2034	-	300,000	(2)	-	1.20	-	-
	Aug 29, 2024	Aug 29, 2034	-	-		-	-	94,787	172,512

Joy Mbanugo	Aug 26, 2024	Aug 6, 2034	-	230,000	(3)	-	2.40	-	-

(1)	This option vests in two years with 50% of it vesting in the first year of anniversary.
(2)	This option vests in four years with 50% vesting in the second year of anniversary, and 25% in the third year of anniversary, and 25% on its fourth year of anniversary
(3)	This option vests in three years with 1/3 vesting in the first year of anniversary, then monthly for the following two years

Executive Compensation Arrangements

We have entered into an employment agreement with Khurram Sheikh who serves as our Chief Executive Officer for a term commencing on the consummation of the Business Combination and will continue until terminated by us or the employee or in accordance with the terms of the employment agreement. Mr. Sheikh will be paid an annualized base salary of $325,000, as revised periodically by us, as well as an annual bonus with a target amount of $325,000 for each complete calendar year. The employment agreement contains provisions regarding non-solicitation, confidentiality of information and arbitration of disputes. Mr. Sheikh may terminate his employment by giving advance written notice to us. We may also terminate the employment agreement for cause, as defined in the employment agreement, a copy of which is attached hereto as Exhibit 10.5 and is also incorporated herein by reference.

In connection with Mrs. Mbanugo’s appointment as Chief Financial Officer, the Company entered into a letter agreement with Mrs. Mbanugo (the “CFO Offer Letter”). Pursuant to the CFO Offer Letter, Mrs. Mbanugo will receive (i) an annual base salary of $250,000 and (ii) a total annual bonus of $100,000 to be paid in quarterly installments subject to achievement of certain performance goals. Pursuant to the CFO Offer Letter, Mrs. Mbanugo will also receive a one-time sign-on cash bonus of $25,000 and an option award to purchase 230,000 shares of the Company’s Class A common stock (the “Stock Options”). The Stock Options (i) will be subject to the terms and conditions of the Company’s 2023 Equity Incentive Plan and a stock option agreement, (ii) are subject to the approval of the Company’s compensation committee, and (iii) will vest with one-third becoming vested on the first anniversary of the grant date, and the remaining two thirds vesting in equal monthly installments over the next 24 months.

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

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2024, except Khurram Sheikh whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Option Awards ($)	Restricted Stock Units ($)(1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings $	All Other Compensation ($)	Total ($)
Camillo Martino	$25,000	$-	$200,001	$-	$-	$-	$225,001
Di-Ann Eisnor	$25,000	$-	$200,001	$-	$-	$-	$225,001
Shanti Priya	$25,000	$-	$200,001	$-	$-	$-	$225,001
George Mathai	$25,000	$-	$200,001	$-	$-	$-	$225,001

(1)	The fair value of director restricted stock unit granted are valued using the closing price of the Company’s common stock on the date of grant.

Directors are entitled to reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director.

On August 26, 2024, the Board decided to maintain the current compensation structure and approved a grant of $200,000 restricted stock units to each director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 31, 2025, by the following persons:

●	each person who is known to be the beneficial owner of more than 5% of shares of our common stock;

●	each of our current named executive officers and directors; and

●	all our current executive officers and directors as a group.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2025, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of and Address of Beneficial Owner	Amount held by beneficial owner	%(1)
5% of More Stockholders
BlackRock, Inc.(2)	1,708,224	8.62%
3AM LLC(3)	1,309,129	6.61%
Inpixon(4)	1,044,938	5.28%

Directors and Executive Officers
Khurram P. Sheikh	1,793,162	9.05%
Camillo Martino	201,010	1.01%
Di-Ann Eisnor	93,162	*
Shanti Priya	29,042	*
George Mathai	29,042	*
Joy Mbanugo	-	*
All directors and executive officers as a group (6 individuals)	2,189,401	11.06%

*	Represents beneficial ownership of less than 1%
(1)	Based on 19,805,784 shares outstanding as of March 31, 2025.
(2)	Includes (i) sole voting power over 1,202,021 of Common Stock and (ii) sole dispositive power over 1,708,224 shares of Common Stock as reported in the Schedule 13G/A filed with the SEC on February 13, 2024. The principal address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)	Includes (i) sole voting power over 1,309,129 of Common Stock and (ii) sole dispositive power over 1,309,129 shares of Common Stock as reported in the Schedule 13G filed with the SEC on September 11, 2023. The principal address of 3AM LLC is 555 Bryant St., #590, Palo Alto, CA, 94301.
(4)	Includes (i) sole voting power over 1,044,938 of Common Stock and (ii) sole dispositive power over 1,044,938 shares of Common Stock as reported in the Schedule 13G filed with the SEC on September 9, 2023. The principal address of Inpixon is 2479 E. Bayshore Road, Suite 195, Palo Alto, CA 94303.
(5)	Includes (i) sole voting power over 909,800 of Common Stock and (ii) sole dispositive power over 909,800 shares of Common Stock as reported in the Schedule 13G filed with the SEC on February 13, 2025. The principal address of TD Securities (USA) LLC is 1 Vanderbilt Avenue, New York, New York 10017.

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

The following summaries of each of the agreements listed above are qualified in their entirety by reference to the full text of the applicable agreements which are filed as exhibits to this Annual Report.

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

Director Independence

For information on director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. Withum acted as the independent registered public accounting firm for the year ended December 31, 2024 (Successor) and for the period from March 15, 2023 to December 31, 2023 (Successor). Marcum LLP (“Marcum”) acted as the independent registered public accounting firm the period from January 1, 2023 to March 14, 2023 (Predecessor).

Audit Fees. For the year ended December 31, 2024 (Successor) and for the period from March 15, 2023 to December 31, 2023 (Successor), fees were approximately $319,000 and $235,000, respectively, for the services Withum performed in connection with the audits of our annual financial statements in our Annual Reports on Form 10-K and for reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10 Q. For the period from January 1, 2023 to March 14, 2023 (Predecessor), fees were approximately $92,885 for the services Marcum performed in connection with the audit of our December 31, 2023 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2024 (Successor), period from March 15, 2023 to December 31, 2023 (Successor), and period from January 1, 2023 to March 14, 2023 (Predecessor), our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2024 (Successor) period from March 15, 2023 to December 31, 2023 (Successor), and period from January 1, 2023 to March 14, 2023 (Predecessor), fees for our independent registered public accounting firm, Withum, were approximately $38,000, $9,000, and $3,000 respectively, for preparation of the Company’s federal and state tax returns.

All Other Fees. For the year ended December 31, 2024 (Successor) and for the period from March 15, 2023 to December 31, 2023 (Successor), fees for the services performed by Withum related to our Form S-1 filing were approximately $25,000 and $0, respectively. For the period from January 1, 2023 to March 14, 2023 (Predecessor), fees for the services performed by Marcum related to our Form S-1 filing was approximately $12,000.

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

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

CXAPP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CXApp Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CXApp Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2024 and the period from March 15, 2023 to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from March 15, 2023 to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the consolidated financial statements for the period from January 1, 2023 to March 14, 2023, to retrospectively adjust the disclosures and apply the change in accounting for the adoption of ASU 2023-07 in 2024, as discussed in Notes 2 and 16 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the period from January 1, 2023 to March 14, 2023, other than with respect to these retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the period from January 1, 2023 to March 14, 2023, taken as a whole.

Emphasis of a Matter ― Restatement of Unaudited Interim Financial Statements

As discussed in Note 21 to the consolidated financial statements, the unaudited interim financial statements as of and for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 have been restated to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, PA

April 7, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - PREDECESSOR

To the Shareholders and Board of Directors of

CXApp Holdings Corp. (f/k/a Design Reactor Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 16 to the consolidated financial statements, the accompanying combined carve-out balance sheet of CXApp Holdings Corp. (f/k/a Design Reactor Inc. and Subsidiaries) (Predecessor) (the “Company”) as of March 14, 2023, the related combined carve-out statements of operations and comprehensive loss, and the combined carve-out statement of changes in parents’ net investment and cash flows for the period January 1, 2023 to March 14, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the carve-out financial statements as of March 14, 2023 and for the period January 1, 2023 to March 14, 2023, before the effects of the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and Note 16 to the financial statements, present fairly, in all material respects, the financial position of the Company as of March 14, 2023, and the results of its operations and its cash flows for the period ended March 14, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and Note 16 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined carve-out financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2012 through August 29, 2024.

New York, NY
May 23, 2024

PCAOB ID Number 688

CXAPP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$4,880	$6,275
Accounts receivable, net of allowance for credit losses of $0 and $2, respectively	1,686	1,956
Unbilled and other receivables	89	211
Prepaid expenses and other current assets	425	587
Total current assets	7,080	9,029

Property and equipment, net	64	115
Intangible assets, net	15,404	18,136
Operating lease right-of-use asset, net	465	486
Goodwill	8,737	8,737
Other assets	53	78

Total Assets	$31,803	$36,581

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$509	$975
Accrued liabilities	2,383	1,452
Deferred revenue	2,683	2,878
Warrant liability	5,048	1,683
Operating lease obligation, current	350	275
Promissory note, net	603	3,053
Total current liabilities	11,576	10,316

Operating lease obligation, noncurrent	123	230
Convertible debt	4,512	-
Deferred tax liability	-	637

Total Liabilities	$16,211	$11,183

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 19,221,090 shares issued and outstanding as of December 31, 2024 and 15,254,389 shares issued and outstanding as of December 31, 2023	$2	$2
Class C Common Stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	92,583	83,282
Accumulated deficit	(77,209)	(57,801)
Accumulated other comprehensive income (loss)	216	(85)
Total Stockholders’ Equity	$15,592	$25,398

Total Liabilities and Stockholders’ Equity	$31,803	$36,581

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Revenues	$7,142	$5,746	$1,620

Cost of Revenues	1,285	1,268	483

Gross Profit	5,857	4,478	1,137

Operating Expenses
Research and development	6,380	5,309	1,455
Sales and marketing	3,249	3,242	964
General and administrative	7,237	5,374	2,293
Acquisition related costs	-	543	-
Amortization of intangible assets	2,732	2,162	806
Impairment of goodwill	-	36,056	-
Total Operating Expenses	19,598	52,686	5,518

Loss from Operations	(13,741)	(48,208)	(4,381)

Other Income (Expense)
Interest income (expense), net	(1,756)	65	1
Change in fair value of derivative liability	(3,152)	(4,714)	-
Loss on debt extinguishment	(1,052)	-	-
Other income (expense)	(342)	47	-
Total Other Income (Expense)	(6,302)	(4,602)	1

Net Loss, before tax	(20,043)	(52,810)	(4,380)

Income tax benefit	635	3,572	-
Net Loss	$(19,408)	$(49,238)	$(4,380)
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	301	(85)	(28)
Comprehensive Loss	$(19,107)	$(49,323)	$(4,408)

Basic and diluted weighted average shares outstanding, Class A common stock	15,907,946	11,403,393
Basic and dilutive net loss per share, Class A common stock	$(1.22)	$(4.32)
Basic and diluted weighted average shares outstanding, Class C common stock	-	-
Basic and dilutive net loss per share, Class C common stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Predecessor
	Net parent investment	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$22,236	$1,155	$23,391
Net loss	(4,380)	-	(4,380)
Stock-based compensation allocated from parent	158	-	158
Net investment from parent	8,680	-	8,680
Cumulative translation adjustment	-	(28)	(28)
Balance at March 14, 2023	$26,694	$1,127	$27,821

Successor
	Class A Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at March 15, 2023	7,034,999	$1	-	$-	$1,607	$(8,563)	$-	$(6,955)
Shares issued in connection with Business Combination	1,547,700	-	5,487,300	1	69,927	-	-	69,928
Net loss	-	-	-	-	-	(49,238)	-	(49,238)
Stock-based compensation	-	-	-	-	925	-	-	925
Warrant exchange and exercise	1,035,000	-	-	-	10,134	-	-	10,134
Warrant exercise - cashless	49,608	-	-	-	548	-	-	548
Mandatory conversion from Class C common stock to Class A common stock	5,487,300	1	(5,487,300)	(1)	-	-	-	-
Common stock issuance – non-cash compensation	99,782	-	-	-	195	-	-	195
Stock issuance cost	-	-	-	-	(54)	-	-	(54)
Cumulative translation adjustment	-	-	-	-	-	-	(85)	(85)
Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398

Balance at December 31, 2023	15,254,389	$2	-	$-	$83,282	$(57,801)	$(85)	$25,398
Net loss	-	-	-	-	-	(19,408)	-	(19,408)
Stock-based compensation	-	-	-	-	2,831	-	-	2,831
Net exercise of options	12,570	-	-	-	-	-	-	-
Common shares issued for extinguishment of debt	3,695,211	-	-	-	6,579	-	-	6,579
Common shares issued for vested restricted stock units	246,220	-	-	-	-	-	-	-
Taxes withheld on stock-based compensation	-	-	-	-	(171)	-	-	(171)
Common shares issued as commitment shares	40,000	-	-	-	62	-	-	62
Cumulative translation adjustment	-	-	-	-	-	-	301	301
Balance at December 31, 2024	19,248,390	$2	-	$-	$92,583	$(77,209)	$216	$(15,592)

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Operating activities
Net loss	$(19,408)	$(49,238)	$(4,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79	75	228
Amortization of intangible assets	2,732	2,162	806
Amortization of right-of-use asset	391	298	40
Amortization of debt discount and deferred financing cost	862	37	-
Accrued interest expense	817	16	-
Accrued monitoring fee	273	-	-
Deferred income taxes	(635)	(3,570)	-
Provision for credit loss expense	-	(11)	-
Stock-based compensation expense	2,831	1,080	158
(Gain) loss on foreign currency transactions	316	(44)	(32)
Loss on change in fair value of derivative liability	3,152	4,714	-
Loss on debt extinguishment	1,052	-	-
Gain on contract to issue common stock	(68)	-	-
Impairment of goodwill	-	36,056	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	372	300	(857)
Prepaid expenses and other current assets	162	719	(20)
Other assets	23	(37)	-
Accounts payable	(453)	499	(796)
Accrued liabilities	771	(5,876)	(787)
Operating lease liabilities	(407)	(306)	(38)
Deferred revenue	(187)	360	534
Net cash used in operating activities	(7,325)	(12,766)	(5,144)

Investing activities
Purchases of property and equipment	(30)	(57)	(9)
Investment in capitalized software	-	-	(45)
Cash acquired in connection with Business Combination	-	10,003	-
Net cash provided by (used in) investing activities	(30)	9,946	(54)

Financing activities
Proceeds from issuance of pre-paid purchase, net of issuance cost	6,480	-	-
Net equity investment from parent	-	-	9,089
Repayment of CXApp acquisition liability	-	-	(197)
Net proceeds from issuance of promissory note	-	3,000	-
Repayment of related party promissory note	(500)	(328)	-
Warrant exercise – net	-	4,948	-
Net cash provided by financing activities	5,980	7,620	8,892

Effect of exchange rate changes on cash and cash equivalents	(20)	(28)	1
Net increase in cash and cash equivalents	(1,395)	4,772	3,695
Cash and cash equivalents, beginning of period	6,275	1,503	6,308
Cash and cash equivalents, end of period	$4,880	$6,275	$10,003

Supplemental disclosures of cash flow information
Cash paid for taxes	$29	$4	$-
Cash paid for interest	$56	$18	$-

Supplemental schedule of noncash investing and financing activities
Right of use asset obtained in exchange for lease liability	$393	$230	$-
Noncash investment from parent	$-	$-	$409
Class A Common Stock and Class C Common Stock issued in connection with Business Combination	$-	$69,928	$-
Financing of Director and Officer Insurance	$225	$671	$-
Common shares issued for debt extinguishment	$6,579	$-	$-
Common shares issued as commitment shares	$62	$-	$-
Warrant exercise – cashless	$-	$549	$-
Warrant exchange to Class A common stock	$-	$4,914	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – Organization, Nature of Business and Basis of Presentation

CXApp Inc. and its subsidiaries (“CXApp” or the “Company”) is in the business of delivering intelligent enterprise employee experiences. The CXApp SaaS platform is anchored on the intersection of customer experience (CX) and artificial intelligence (AI) providing digital transformation for the physical workplace for enhanced experiences across people, places and things.

The CXApp SaaS platform offers a suite of leading-edge technology employee experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies, generative AI applications and an AI-based analytics platform, targeting the emerging hybrid workplace market. CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through our platform. All features, services and integrations are housed in one easy-to-access platform allowing businesses to deliver a more holistic employee experience in a hybrid workplace.

On September 25, 2022, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among Inpixon, KINS, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS acquired Inpixon’s enterprise apps business (including its employee experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (“Legacy CXApp”) in exchange for the issuance of shares of KINS capital stock (the “Business Combination”). As a result of the Business Combination, KINS changed their name to CXApp Inc. (“CXApp”). The shares are now trading on the Nasdaq using the ticker CXAI. The transaction closed on March 14, 2023. See Note 3 for more details.

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

Restatement of Unaudited Consolidated Financial Information (Unaudited)

During the preparation of its consolidated financial statements for the year ended December 31, 2024, the Company identified an error in its previously issued unaudited consolidated financial statements for the quarter ended September 30, 2024. The error related to an under accrual of legal expenses.

During the third quarter of 2024, the Company recorded an accrual for legal expenses based on estimates available at the time. In the fourth quarter of 2024, upon receipt of the final invoice from legal counsel for services rendered throughout the year, management identified that the previously recorded accrual was understated and subsequently made an adjustment to reflect the actual amount due. As a result, the Company determined that the September 30, 2024 accrual was understated. After further review of related legal expenses and invoices, the Company recorded an adjustment to reflect and restate the correct accrual for legal fees incurred in the third of 2024.

Furthermore, during the fourth quarter of 2024, the Company identified an error in the application of U.S. GAAP in the calculation of its convertible debt liability. Specifically, the Company did not account for the embedded derivatives requiring bifurcation from the debt host liability to be accounted for at fair value under ASC 815. The Company has revised its accounting treatment at inception of the convertible debt liability to account for the instrument in its entirety under the fair value option election allowed under ASC 825. In addition, the Company did not correctly account for the commitment shares required to be issued to the lender under the Stock Purchase Agreement. The Company should have established a liability at inception of the Stock Purchase Agreement and relieved such liability in October 2024 when the shares were issued to the lender.

Accordingly, the Company has restated its previously issued unaudited consolidated financial statements as of and for the periods ended June 30, 2024 and September 30, 2024. The Company has also restated impacted amounts within the notes to the consolidated financial statements, as applicable.

The restated unaudited consolidated financial information is disclosed in Note 21, Quarterly Financial Information (Unaudited). Amounts included in the previously issued consolidated financial statements for the period March 15, 2023 to December 31, 2023 (Successor) and for period January 1, 2023 to March 14, 2023 (Predecessor) and were not impacted.

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of December 31, 2024, the Company had a working capital deficiency of approximately $4,496 thousand and cash and cash equivalents of approximately $4,880 thousand. For the year ended December 31, 2024, the Company incurred net losses of approximately $19,408 thousand. During the year ended December 31, 2024, the Company used approximately $7,325 thousand of cash for operating activities. During 2024, the Company secured additional funding through convertible Pre-Paid Purchases under the equity line agreement, receiving net proceeds of $2.48 million, $1.0 million, and $3.0 million in June, September, and December, respectively. These financing efforts reflect the Company’s proactive approach to maintaining adequate liquidity to support operational needs and strategic growth initiatives.

The Company’s quarterly cash operating expenses are approximately $3.5 million, resulting in a cash run rate of approximately three quarters based on current liquidity and the additional financing secured. Management believes that the recent funding initiatives provide sufficient capital to address near-term operational requirements and mitigate uncertainties about the Company’s ability to continue as a going concern.

On March 26, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Avondale Capital, LLC (“Avondale”), pursuant to which the Company may (i) issue and sell one or more pre-paid purchase agreements, in the form substantially similar to the exhibit attached thereto (each, a “Pre-Paid Purchase”), up to an aggregate purchase amount of $20,000,000.00 (the “Commitment Amount”) for shares of our common stock, par value $0.0001 per share (the “Common Stock”), on the terms and subject to the limitations and conditions set forth in each Pre-Paid Purchase, (ii) issue and sell the initial Pre-Paid Purchase in the principal amount of $4,200,000.00 (the “Initial Pre-Paid Purchase”), and (iii) deliver 80,000 shares of Common Stock (the “Commitment Shares”) to Avondale at closing.

Under the Purchase Agreement, each Pre-Paid Purchase consists of a principal balance upon which Avondale, at its option, may require the Company to issue shares of Common Stock (“Purchase Shares”), from time to time, in satisfaction of all or part of the outstanding balance of such Pre-Paid Purchase. The Company will deliver these Purchase Shares at a per-share purchase price set forth in the Pre-Paid Purchase (the “Purchase Share Purchase Price”), subject to a defined floor price and other conditions. Each Pre-Paid Purchase is a separate instrument with its own outstanding balance and holding period.

The access to the $20,000 thousand is expected to provide sufficient capital to fund customer growth initiatives and ensure long-term sustainability.

Management remains focused on executing cost management strategies to optimize the Company’s expense structure and enhance operational efficiency. The Company is committed to expanding its customer base, introducing monetizable features, and driving recurring revenue growth in fiscal year 2025. By leveraging its current cash position, financing agreements, and strategic initiatives, management is confident in CXAI’s ability to meet its obligations and support its operations for at least the next 12 months. While there are no guarantees, the Company’s robust financing pipeline and operational strategies provide a solid foundation for long-term financial stability.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and trade receivables. The Company’s cash is placed with high-credit-quality financial institutions, which periodically exceed federally insured limits. The Company’s cash equivalents are certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. The Company has not realized any losses relating to its cash, cash equivalents, and trade receivables.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of December 31, 2024, the Company had cash equivalents of approximately $4,353 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2023, the Company had cash equivalents of approximately $5,584 thousand of certificates of deposit.

Accounts Receivable, net and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivable are not overstated due to uncollectability. Allowance for credit losses is maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for credit losses for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. Accounts receivable, net of allowance, totaled approximately $1.7 million and $2.0 million as of December 31, 2024 and December 31, 2023, respectively. The Company’s allowance for credit losses as of December 31, 2024 is approximately $0 thousand and $2 thousand as of for the period March 15, 2023 to December 31, 2023. Accounts receivable as of March 15, 2023 totaled $2.2 million.

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

Intangible Assets

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2024 (Successor), period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor).

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company, due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than it carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

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

The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur impairment for the year ended December 31, 2024 (Successor). The Company incurred impairment charge of $36,056 thousand for the period from March 15, 2023, to December 31, 2023 (Successor) and did not incur impairment for the period from January 1, 2023 to March 14, 2023 (Predecessor).

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

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net translation gain or loss were approximately $301 thousand gain, $85 thousand loss, and $28 thousand loss for the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases in May 2024 (settlement date June 2024), September 2024, and December 2024 and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825. Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a gain on the changes in the estimated fair value of the convertible debt of approximately $213 thousand for the year ended December 31, 2024 (Successor).

Debt Issuance Cost

Under the fair value option election, costs directly associated with the borrowing are expensed as incurred.

Debt Extinguishment

The note exchanges are accounted for under ASC 470-50 on Modifications and Extinguishments. This standard requires the recognition of a gain or loss on the difference between the reacquisition price and the net carrying amount of the extinguished debt.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606, when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud-based software, and sale of hardware. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. Anticipated losses are recognized as soon as they become known. For the year ended December 31, 2024 (Successor), for period from March 14, 2024, to December 31, 2023 (Successor) and for the period from January 1, 2023 to March 14, 2023 (Predecessor), the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,683 thousand and $2,878 thousand as of December 31, 2024, and December 31, 2023, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $2,606 thousand, $2,163 thousand, and $865 thousand, that was included in the deferred revenue at the beginning of the period, for the year ended December 31, 2024 (Successor), for the period from March 15, 2023 to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

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

The grant date fair value for restricted stock units is valued using the closing price of the Company’s common stock on the date of grant.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and amounted to approximately $3,365 thousand of a loss for the year ended December 31, 2024 (Successor) and $4,714 thousand of a loss for the period from March 15, 2023, to December 31, 2023 (Successor). The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the year ended December 31, 2024, basic and dilutive net income (loss) per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the year ended December 31, 2024 and for the period from March 15, 2023, to December 31, 2023.

(in thousands)	Year Ended December 31, 2024	Period from March 15, 2023 to December 31, 2023
Stock options	1,627	985
Restricted stock units	558	821
Warrants	21,032	21,032
Total	23,217	22,838

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the year ended December 31, 2024, and for the period from March 15, 2023 to December 31, 2023, the Company recognized an unrealized loss in the Statements of Operations and Comprehensive Income of $3,365 thousand and $4,714 thousand, respectively, which are presented as changes in fair value of derivative liability.

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

The following table shows the changes in fair value of the liabilities during the period ended December 31, 2024:

Warrant liability - January 1, 2024	$1,683
Change in FV of derivative instruments	3,365
Warrant liability – December 31, 2024	$5,048

Warrant liability - March 15, 2023	$2,649
Change in FV of derivative instruments	4,714
FV of Warrants exchanged for Class A common stock (see Note 10 - Warrants)	(1,914)
FV of Warrants exercised for Class A common stock (see Note 10 - Warrants)	(766)
Warrant liability - December 31, 2023	$1,683

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the year ended December 31, 2024, and for the period from March 15, 2023 to December 31, 2023, the Company recognized an unrealized gain in the Consolidated Statements of Operations and Comprehensive Income (Loss) of $213 thousand and $0 thousand, respectively, which are presented as change in fair value of derivative liability. See additional details within Note 12, Convertible debt.

The significant inputs in the valuations models for each of the three issuances were as follows:

Pre-Paid Purchase #1

Inputs	June 30, 2024	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$2.67	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	3.00	2.42
Volatility	106.2%	100.8%
Discount rate	13.9%	11.8%
Risk free rate	4.57%	4.22%

Pre-Paid Purchase #2

Inputs	September 30, 2024	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$1.68	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	2.68	2.42
Volatility	106.2%	100.8%
Discount rate	11.6%	11.8%
Risk free rate	3.58%	4.22%

Pre-Paid Purchase #3

Inputs	December 9, 2024	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$2.25	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	2.48	2.42
Volatility	100.8%	100.8%
Discount rate	11.3%	11.8%
Risk free rate	4.07%	4.22%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023, to March 14, 2023 (Predecessor).

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The disclosure requirements are required on an annual and interim basis and are applicable to entities with a single reportable segment. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 31, 2024, with early adoption allowed. We adopted this guidance as of January 1, 2024, on a retrospective basis and the adoption did not have a material impact on our consolidated financial statements. See Note 16, Segment Information, in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Standards Not Yet Adopted

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 adds an example with multiple fact patterns and illustrates how an entity evaluates common terms and characteristics of profits interests and similar awards to reach a conclusion about whether an award meets the conditions in Topic 718. It also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to all periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses”. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

In November 2024, the FASB issued ASU No. 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a preexisting contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The ASU is effective for all entities in annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption permitted for entities that have adopted the amendments in Update 2020-06. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods that occurred after the adoption of the amendments in Update 2020-06. We are currently evaluating the impact this ASU will have on our disclosures.

NOTE 3 – Business Combination

On March 14, 2023, the Company completed the Agreement and Plan of Merger (the “Merger Agreement”), by and among KINS, Inpixon, CXApp, and KINS Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of KINS (“Merger Sub”), pursuant to which KINS combined with Legacy CXApp, Inpixon’s enterprise apps business (including its employee experience technologies, indoor mapping, events platform, augmented reality and related business solutions) (the “Enterprise Apps Business”). In exchange for the aggregate purchase price of approximately $69,928 thousand, the Company acquired all of the related assets and liabilities of Legacy CXApp. The consideration transferred in connection with the Business Combination consisted of 1,547,700 shares of the Company’s Class A Common Stock and 5,487,300 shares of the Company’s Class C Common Stock valued at a price of $9.94 per share. The preliminary estimated goodwill of approximately $44,200 thousand arising from the Business Combination consists of an acquired workforce, as well as synergies expected from combined operations of KINS and the CXApp.

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

Total acquisition-related costs for the Business Combination were approximately $3,543 thousand. Of the total acquisition-related costs, approximately $3,000 thousand were incurred by KINS prior to the close of the Business Combination. These costs are included in the opening retained earnings of the Company on March 15, 2023. The remaining $543 thousands of acquisition-related costs were recorded as expense in the successor period and are included in acquisition related costs on the statements of operations for the period from March 15, 2023 to December 31, 2023 (Successor).

Measurement Period

The purchase price allocations for the acquisitions described above are based on initial estimates and provisional amounts. In accordance with ASC 805-1025-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements’ provisional amounts for the items for which the accounting is incomplete. During the measurement period, acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company continued to refine its inputs and estimates inherent in (i) the valuation of intangible assets, (ii) deferred income taxes, (iii) realization of tangible assets and (iv) the accuracy and completeness of liabilities through March 14, 2024, when the purchase price allocation was finalized.

CXApp Pro Forma Financial Information

The following pro forma financial information presents the consolidated balance sheet and results of operations of the Company for the year ended December 31, 2023, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2023). The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

CXAPP INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS

(in thousands)

As of December 31, 2023
Assets
Current assets	$9,029
Noncurrent assets	27,552
Total assets	$36,581

Liabilities
Current liabilities	$10,316
Noncurrent liabilities	867
Total liabilities	$11,183

Stockholders’ equity	$25,398
Total stockholders’ equity	$25,398

Total liabilities and equity	$36,581

CXAPP INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31, 2023
Revenues	$7,366
Net loss	$(57,904)

NOTE 4 – Disaggregation of Revenue

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its enterprise apps solutions systems, professional services for work performed in conjunction with its systems, and sale of hardware.

Revenues consisted of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023, to December 31, 2023	Period from January 1, 2023, to March 14, 2023
Subscription revenue
Software	$6,202	$4,560	$1,204
Total subscription revenue	$6,202	$4,560	$1,204

Non-subscription revenue
Professional services	$798	$1,186	$416
Hardware	142	-	-
Total non-subscription revenue	$940	$1,186	$416

Total revenue	$7,142	$5,746	$1,620

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023, to December 31, 2023	Period from January 1, 2023, to March 14, 2023
Revenue recognized over time(1)(2)	$7,000	$5,746	$1,620
Revenue recognized at a point in time(3)	142	-	-
Total	$7,142	$5,746	$1,620

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As a Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

NOTE 5 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer and office equipment	$177	$179
Furniture and fixtures	11	12
Leasehold improvements	4	6
Software	-	1
Total	192	198
Less: accumulated depreciation and amortization	(128)	(83)
Total Property and Equipment, Net	$64	$115

Depreciation and amortization expense was approximately $79 thousand, $75 thousand, and $19 thousand for the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor), respectively.

NOTE 6 – Goodwill and Intangible Assets, net

The Company reviews goodwill for impairment on a reporting unit basis annually on November 30 (beginning with fiscal year 2024) and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of goodwill as of December 31, 2024, was $8,737 thousand, which is attributable to the business combination noted in Note 3.

We first assess qualitative factors, such as macroeconomic conditions, changes in the business environment, and reporting unit-specific events, to determine whether it is more likely than not that the fair value of a reporting unit is less than it carrying amount. If we bypass the qualitative assessment or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount. For the quantitative test, we calculate the estimated fair value using a weighting of the income and market approaches.

2024 Impairment Assessment

For the year ended December 31, 2024, we completed our annual goodwill impairment evaluation as of November 30, 2024. No impairment loss was recognized for the year ended December 31, 2024. The value of goodwill as of December 31, 2024, remains consistent with the post-impairment balance reported as of December 31, 2023.

2023 Impairment Assessment

For the period from March 15, 2023, to December 31, 2023 (Successor), the Company recognized a goodwill impairment loss of $36,056 thousand. This impairment resulted from declines in market capitalization, revised cash flow projections, and adverse changes in market conditions impacting the recoverability of goodwill. For the period January 1, 2023, to March 14, 2023 (Predecessor), the Company recognized a goodwill impairment loss of $0 thousand.

Goodwill consisted of the following (in thousands):

Acquisition	Amount
Balance as of March 15, 2023	$-
Acquisition of Legacy CXApp	44,122
Measurement Period Adjustments	671
Impairment	(36,056)
Balance as of December 31, 2023	$8,737

Intangible assets consisted of the following (in thousands):

	December 31, 2024				December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	5.17	$3,294	$(843)	$2,451	$3,294	$(373)	$2,921
Customer Relationships	3.17	5,604	(2,008)	3,596	5,604	(887)	4,717
Developed Technology	8.17	8,697	(1,558)	7,139	8,697	(688)	8,009
Patents and Intellectual Property	8.17	2,703	(485)	2,218	2,703	(214)	2,489
Totals		$20,298	$(4,894)	$15,404	$20,298	$(2,162)	$18,136

Future amortization expense on intangible assets as of December 31, 2024, is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2025	$2,731
2026	2,731
2027	2,731
2028	1,844
2029	1,611
2030 and thereafter	3,756
Total	$15,404

NOTE 7 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	Successor
	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(6,202)	(798)	(142)	(7,142)
Revenue deferred	6,402	385	160	6,947
Deferred Revenue - December 31, 2024	$2,604	$61	$18	$2,683

	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue - March 15, 2023	$2,148	$386	$-	$2,534
Revenue recognized	(4,560)	(1,186)	-	(5,746)
Revenue deferred	4,816	1,274	-	6,090
Deferred Revenue - December 31, 2023	$2,404	$474	$-	$2,878

	Predecessor
	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2023	$1,931	$231	$-	$2,162
Revenue recognized	(1,204)	(416)	-	(1,620)
Revenue deferred	1,421	571	-	1,992
Deferred Revenue - March 14, 2023	$2,148	$386	$-	$2,534

Deferred revenues were approximately $2,683 thousand and $2,878 thousand as of December 31, 2024, and December 31, 2023, respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses and reimbursements	$1,690	$858
Accrued compensation and benefits	382	387
Accrued bonus and commissions	134	108
Accrued sales and other indirect taxes payable	95	12
Accrued insurance premium and interest	23	-
Accrued transaction costs	13	13
Income Tax Payables	46	74
Accrued liabilities	$2,383	$1,452

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2024. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.5%. The first of ten monthly separate installment payments begin on April 14, 2024. The Company paid a down payment on the policy of $85 thousand. As of December 31, 2024, the Company currently owes $23 thousand on the D&O insurance policy.

NOTE 9 – Promissory Note

Promissory note consisted of the following (in thousands):

		December 31, 2024	December 31, 2023
Principal amount		$3,885	$3,885
Less:	Unamortized original issue discount	-	834
	Unamortized debt issuance cost	-	14
		3,885	3,037
Add: Interest		372	16
	Accrued monitoring fee	273	-
		4,530	3,053
Less:	Extinguishment	3,927	-
		$603	$3,053

December 2023 Promissory Note

On December 15, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Lender”), pursuant to which we agreed to issue and sell to the Lender an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $3,885 thousand, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $870 thousand and $15 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note are $3,000 thousand.

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

Note Exchanges

During the period from July 15, 2024, to December 26, 2024, the Company exchanged $3,428 thousand of the outstanding balance of the Note for approximately 2,012,107 shares of the Company’s Class A Common Stock at exchange prices between $1.47 and $2.23 per share.

The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $1,052 thousand loss on the exchange of debt for equity as a separate item in the other income (expense) section of the consolidated statements of operations for the year ended December 31, 2024.

As of January 17, 2025, the Company paid down the entire December 2023 Note.

Interest expense for the December 2023 Note recognized on the consolidated statement of operations and comprehensive loss were approximately $1,069 thousand and $53 thousand for the year ended December 31, 2024, and period from March 15, 2023 to December 31, 2023 (Successor), respectively.

NOTE 10 – Warrants

Public Warrants

As of December 31, 2024, and December 31, 2023, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028, or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

On July 13, 2023, warrant holders exercised 435,000 public warrants at an exercise price of $11.50, for a total of $5,002 thousands of cash proceeds to the Company.

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

In June 2023, about 613,138 public warrants to purchase Class A common stock were exercised on a cashless basis for approximately 50 thousand shares of common stock and are no longer outstanding.

Private Warrants

As of December 31, 2024, and December 31, 2023, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions.

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

For the year ended December 31, 2024, there were no exercises or exchanges made in relation with the Company’s Warrants. The number of outstanding Public and Private Warrants as of December 31, 2024, is the same as that of December 31, 2023.

Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the period from March 15, 2023 to December 31, 2023 (Successor) and for the period from January 1, 2023, to March 14, 2023 (Predecessor), is:

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

On February 6, 2024, a total of 665,000 stock options to purchase the Company’s common stock were granted to employees and consultants of the Company. These options vest over a 4-year period. The options have a life of 10 years and an exercise price of $1.20 per option. The stock options were valued using the Black-Scholes option valuation model and the weighted average fair value of the awards granted during the period was determined to be $0.78 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $1.21 per share.

In June 2024, the Company received a notice for a net exercise of 70,350 options to purchase shares of common stock resulting in the issuance of 12,570 shares of the Company’s Class A Common Stock with par value $0.0001 per share. In accordance with the terms of the Incentive Plan, 51,012 shares were withheld by the Company to cover the exercise price, and 6,768 shares were withheld in satisfaction of the taxes required to be paid in connection with the exercise.

On August 26, 2024, the Board approved the award of 230,000 options to purchase common stock pursuant to the 2023 Equity Incentive Plan to Joy Mbanugo, the Chief Financial Officer of the Company. The option has an exercise price of $2.40 per share. The options expire on August 26, 2034. The stock options were valued using the Black-Scholes option valuation model and the fair value of the awards granted was determined to be $1.49 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes option valuation model was $2.40 per share.

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Weighted- Average Fair Value at Grant Date	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2024	984,900	$1.53	9.25	$0.90
Granted	895,000	$1.51	9.25	$0.96
Exercised	(70,350)	$1.53		$0.90	$108
Forfeited	(10,000)	$1.20
Options outstanding at December 31, 2024	1,799,550	$1.52	8.74	$0.93
Options exercisable at December 31, 2024	422,100	$1.53

	Number of Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Weighted- Average Fair Value at Grant Date
Options outstanding at January 1, 2023	-	$-	-	$-
Granted	1,377,172	$1.53
Forfeited	(392,272)	$1.53
Options outstanding at December 31, 2023	984,900	$1.53	9.25	$0.90
Options exercisable at December 31, 2023	-	$-	-	-

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023, to December 31, 2023	Period from January 1, 2023, to March 14, 2023
Research and development	$18	$-	$-
Sales and marketing	81	-	-
General and administrative	454	113	158
Total non-cash stock compensation	$553	$113	$158

As of December 31, 2024, the remaining unrecognized stock compensation expense totaled approximately $574 thousand. This amount will be recognized as an expense over the weighted average remaining term of 2.55 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the year ended December 31, 2024 (Successor) were as follows:

	2024	2023
Risk-free interest rate	3.66% - 4.03%	3.67%
Expected life of option grants	6 – 6.25 years	5.75 years
Expected volatility of underlying stock	65.17% - 65.97%	61.65%
Dividends assumption	$-	$-

Restricted Stock Units

The grant date fair value for Restricted Stock Units (RSU) are valued using the closing price of the Company’s common stock on the date of grant.

On January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

On August 29, 2024, a total of 473,935 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.25 to $2.11 per restricted stock unit, for a weighted average fair value of $2.04 per restricted stock unit. There was no other activity related to restricted stock units for the year ended December 31, 2024.

The following summarizes our RSUs transaction activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Vested	(318,165)	$7.33
Forfeited	-
Outstanding at December 31, 2024	688,935

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 15, 2023	-	$
Granted	526,165		$7.80
Forfeited	(40,000)		$7.13
Outstanding at December 31, 2023	486,165

The total fair value of RSUs vested during the year ended December 31, 2024, was $2,331 thousand. There was no RSUs vested during the year ended December 31, 2023.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the financial statements is summarized below:

	Successor
	Year ended December 31, 2024	Period from March 15, 2023, to December 31, 2023
Research and development	$605	$-
Sales and marketing	310	-
General and administrative	1,363	686
Total non-cash stock compensation	$2,278	$686

As of December 31, 2024, and December 31, 2023, the Company has approximately $1,016 thousand and $1,796 thousands of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.91 year and 1.42 years, respectively.

NOTE 12 – Convertible Debt

On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Lender desires to purchase up to $10,000,000 shares of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to Streeterville Capital, LLC (“Lender”). The SPA required 40,000 common shares of the Company’s Class A Common Stock to be issued as of closing date (May 22, 2024). The Company recorded a liability of $130,400 on May 22, 2024, for the shares to be issued within contract to issue common stock. The Company issued the Class A Common Stock on October 10, 2024, and recorded a gain of $68 thousand on settlement of the contract to issue common stock.

The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand and Lender gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Lender’s transaction cost of $20 thousand. On June 3, 2024, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #1 was recorded at its initial fair value of $2,562 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $63 thousand. As of December 31, 2024, Pre-Paid Purchase #1 is recorded at fair value of $543 thousand and is within convertible debt on the accompanying consolidated balance sheets. For the twelve months ended December 31, 2024, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $18 thousand.

On September 30, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #2 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $1,050 thousand and Lender gave consideration of $1,000 thousand, reflecting original issue discount of $50 thousand. On September 30, 2024, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.992 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.332, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #2 was recorded at its initial fair value of $1,045 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $5 thousand. As of December 31, 2024, Pre-Paid Purchase #2 is recorded at fair value of $1,028 and is within convertible debt on the accompanying consolidated balance sheets. For the twelve months ended December 31, 2024, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #2 of $23 thousand.

On December 9, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $3,150 thousand and Lender gave consideration of $3,000 thousand, reflecting original issue discount of $150 thousand. On December 9, 2024, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.987 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.331, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #3 was recorded at its initial fair value of $2,986 thousand. The Company recognized an unrealized gain on change in fair value of Pre-Paid #3 of $164 thousand. As of December 31, 2024, Pre-Paid Purchase #3 is recorded at fair value of $2,942 and is within convertible debt on the accompanying consolidated balance sheets. For the twelve months ended December 31, 2024, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #3 of $208 thousand.

The following table presents changes in convertible debt measured at fair value for the twelve months ended December 31, 2024. There was no convertible debt for the period from March 15, 2023, to December 31, 2023 (Successor) and for the period from January 1, 2023, to March 14, 2023 (Predecessor).

Convertible debt
Balance as of December 31, 2023	$-
Additions	6,825
Settlement(1)	(2,100)
Fair value measurement adjustments	(213)
Balance as of December 31, 2024	$4,512

(1)	During the year ended December 31, 2024, the Company has issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $2,100 thousand with exchange prices ranging from $1.18 to $1.41.

NOTE 13 – Common Stock

In March 2023, the Company issued 100,000 shares of Class A Common Stock as a compensation to BTIG, LLC (BTIG) for the strategic and capital markets advisory services to be provided to the Company effective on the business day following the Business Combination.

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

In June 2024, the Company received a notice for a net exercise of 70,350 options to purchase shares of common stock resulting in the issuance of 12,570 shares of the Company’s Class A Common Stock with par value $0.0001 per share. In accordance with the terms of the Incentive Plan, 51,012 shares were withheld by the Company to cover the exercise price, and 6,768 shares were withheld in satisfaction of the taxes required to be paid in connection with the exercise.

On October 10, 2024, the Company issued 40,000 shares of the Company’s Class A Common Stock as part of the Securities Purchase Agreement. The issued shares serve as the commitment shares of the agreement.

During the year ended December 31, 2024, the Company issued 246,220 shares of Class A Common Stock, net of 69,445 shares of Class A Common Stock to cover the withholding tax, for the 315,665 vested Restricted Stock Units.

During the year ended December 31, 2024, the Company issued total of 3,695,211 shares of Class A Common Stock for paying off the promissory note and the convertible debt. See Note 9, Promissory Note and Note 12, Convertible Debt, in the accompanying notes to the consolidated financial statements for further detail.

NOTE 14 – Income Tax

The Company’s net deferred tax assets/(liabilities) consisted of the effects of temporary differences attributable to the following:

(In thousands)	December 31, 2024	December 31, 2023
Organizational costs/startup expenses	$1,432	$1,031
Deferred revenue	23	41
Section 174 - software development cost	2,187	1,097
Stock based compensation	453	164
Research credits	-	-
Other accruals	16	50
Fixed assets	-	-
Other	2	-
Net operating loss carryforward	4,894	2,202

Total deferred tax asset	9,008	4,585
Less: Valuation allowance	(5,498)	(871)

Deferred tax asset, net of valuation allowance	$3,510	$3,714

	December 31, 2024	December 31, 2023
Intangibles	$(3,508)	$(4,338)
Property, plant & equipment	(2)	(13)
Other		-
Capitalized research		-
Total deferred tax liabilities	(3,510)	(4,351)

Net Deferred Tax Asset (Liability)	$-	$(637)

The income tax provision consists of the following for the years ended December 31, 2024, and 2023:

	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Foreign
Current	$-	$-	$-
Deferred	-	-	4,054

Federal
Current	-	(7)	-
Deferred	(5,824)	(2,154)	(637)

State and Local
Current	2	19	-
Deferred	(164)	(506)	(273)
	(5,986)	(2,648)	3,144

Change in valuation allowance	5,350	(924)	(3,144)
Income tax expense/(benefit)	$(637)	$(3,572)	$-

As of December 31, 2024, the Company has U.S. federal and state net operating loss carryover of approximately $7,494 thousand and $4,424 thousand respectively and Canada net operating loss carryover of approximately $11,353 thousand. The federal NOLs generated through 2017 which if unutilized will expire by the year 2037 and the federal NOLs generated after 2017 will be carried forward indefinitely whereas the state NOLs if unutilized will expire based on the state statutes.

The Canada NOLs which if able to be utilized will be carried forward through 2042. The Income Tax Act (Canada), or the “Canadian Tax Act”, and equivalent provincial income tax legislation may restrict the Company’s ability to carry forward non-capital losses from preceding tax years upon an acquisition of control.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Deferred income tax is presented under noncurrent liabilities and in other assets in the consolidated balance sheet as of December 31, 2024, and 2023, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future taxable income and availability of taxable temporary differences in making this assessment. After consideration of all the information available, management believes that positive evidence does not outweighs the negative evidence and thus it is more likely than not that the benefit from deferred tax asset may not be realized in foreseeable future. In view of this, valuation allowance has been created as at December 31, 2024.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2024, and 2023. Management does not expect any material changes in its unrecognized tax benefits in the next year.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, and 2023 are as follows:

	Successor		Predecessor
	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Statutory federal income tax rate	21.00%	21.00%	21.00%
Incentive stock options	-%	-%	(0.30)%
Change in fair value of derivative warrant liabilities	(3.52)%	(2.18)%	-%
Goodwill impairment loss	-%	(14.34)%	-%
US-Foreign income tax rate difference	%	-%	1.30%
Permanent difference	(2.04)%	0.22%	0.07%
Cancellation of debt income	%	-%	(101.38)%
Rate differential on foreign earnings	0.44%	0.24%	-%
State taxes, net of federal tax benefit	(0.24)%	0.93%	3.49%
Current federal tax true-up	(1.27)%	0.01%	-%
Provision to return adjustments	%	-%	-%
Deferred only adjustment	%	-%	4.80%
Other	%	-%	(0.35)%
Valuation allowance	(11.20)%	0.88%	71.31%
Income tax provision	3.17%	6.76%	-%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions as well as in foreign jurisdictions and is subject to examination by the various taxing authorities.

The Company recorded an income tax benefit/expense of approximately $637 thousand for the year ended December 31, 2024 (Successor).

The effective tax rate for the year ended December 31, 2024 (Successor) was 3.17%. The income tax benefit for the year ended December 31, 2024 (Successor) is a result of the reversal of deferred tax liability attributable to acquired intangible assets from the Business Combination. The company believes that positive evidence does not outweighs the negative evidence and thus it is more likely than not that the benefit from deferred tax asset may not be realized in foreseeable future. In view of this, valuation allowance has been created as of December 31, 2024.

Uncertain Tax Positions

The Company records tax positions as liabilities and adjusts these liabilities when its judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, and the period March 15, 2023, to December 31, 2023 (Successor) the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024 and the period March 15, 2023 to December 31, 2023 (Successor), no accrued interest or penalties are recorded on the balance sheets, and the Company has not recorded any related expenses. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute range from 2021 to the present in the U.S. and from 2020 to the present in its foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which those attributes were generated may remain subject to adjustment upon examination by the Internal Revenue Service, state and local tax authorities, and non-U.S. tax authorities—including those in Canada and the Philippines—if and when the attributes are utilized in a future period.

Following the acquisition, the Company transitioned its Canadian operations from a client-facing business to a cost center. A formal transfer pricing study between the U.S. and Canada has not been performed, and as such, there may be a potential for a Canadian tax liability. However, based on currently available information, management believes that any such liability would not be material to the financial statements as a whole.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries. Cash in foreign financial institutions as of December 31, 2024, was $166 thousand. Cash in foreign financial institutions as of December 31, 2023, was $300 thousand.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

Our top three customers accounted for approximately 24% and 22% of our gross revenue during the years ended December 31, 2024 and the period March 15, 2023 to December 31, 2023 (Successor). One customer accounted for 10% of our gross revenue in 2024, and a separate customer accounted for 12% of our gross revenue in 2023; however, each of these customers may or may not continue to be a significant contributor to revenue in 2023. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Furthermore, as of December 31, 2024, the Company had a concentration of credit risk with respect to accounts receivable. Three customers represented a significant portion of the Company’s total outstanding accounts receivable balance. Three customers represented a approximately 82% of the Company’s total outstanding accounts receivable balance.

The Company continually monitors the creditworthiness of its customers and maintains an allowance for doubtful accounts based on historical experience and specific customer information. The Company does not require collateral from its customers. Management does not believe the concentration of credit risk represents a significant risk of loss based on current knowledge and collection history.

NOTE 16 – Segment Information

The Company has determined that it operates as a single operating segment. The Company offers a vertical software-as-a-service (or SaaS) platform for the enterprise. The flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on consolidated net income.

The CODM does not evaluate profitability below the level of the consolidated company. The Company uses net income (loss) as the primary measure of financial performance. However, in evaluating operating results on a budget versus actual basis, the Company focuses on cash-based operating expenses as a more cost of revenue, professional services, marketing, research and development, and other general and administrative expenses—to be significant. In contrast, the Company does not place significant emphasis on stock-based compensation, amortization of intangibles, change in fair value of warrant liabilities, loss on debt extinguishment, and other non-cash adjustments in its internal analysis of period-over-period operating results.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Successor		Predecessor
(In thousands)	Year ended December 31, 2024	Period from March 15, 2023 to December 31, 2023	Period from January 1, 2023 to March 14, 2023
Revenue – Licenses	$6,202	$4,560	$1,204
Revenue – Professional Services	798	1,186	416
Revenue – Hardware	142	-	-
Less:
Cost of revenue	1,285	1,268	483
Research and development	5,744	5,309	1,455
Sales and marketing	2,870	3,242	964
General and administrative	5,489	4,294	2,293
Other noncash expenses(1)	5,495	39,841	806
Interest expense (income), net	1,756	(65)	1
Loss on warrant liabilities	3,152	4,714	-
Loss on debt extinguishment	1,052	-	-
Other expense/(income), net	342	(47)	-
Add:
Income tax benefit	635	3,572	-

Net loss	$(19,408)	$(49,238)	$(4,380)

(1)	Other for the year ended December 31, 2024, includes $2.83 million of stock compensation and related expenses, $2.73 million of intangible amortization expense. Other for the period from March 15, 2023, to December 31, 2023 (Successor), includes $1.08 million of stock compensation expenses, $36.06 millions of goodwill impairment loss, 0.54 million of acquisition related cost, and $2.16 million of intangible amortization expense.

NOTE 17 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Year Ended December 31, 2024 (Successor)
Revenues by geographic area	$6,729	$413	$917	$(917)	$7,142
Operating loss by geographic area	$(11,732)	$(2,054)	$45	$-	$(13,741)
Net loss by geographic area	$(17,081)	$(2,368)	$41	$-	$(19,408)

For the Period from March 15, 2023, to December 31, 2023 (Successor):
Revenues by geographic area	$4,838	$908	$884	$(884)	$5,746
Operating income (loss) by geographic area	$(46,018)	$(2,380)	$190	$-	$(48,208)
Net income (loss) by geographic area	$(47,073)	$(2,332)	$188	$(21)	$(49,238)

For the Period from January 1, 2023, to March 14, 2023 (Predecessor):
Revenues by geographic area	$1,395	$285	$160	$(220)	$1,620
Operating income (loss) by geographic area	$(3,479)	$(905)	$3	$-	$(4,381)
Net income (loss) by geographic area	$(3,342)	$(1,041)	$3	$-	$(4,380)

As of December 31, 2024 (Successor)
Identifiable assets by geographic area	$31,087	$272	$444	$-	$31,803
Long lived assets by geographic area	$15,712	$175	$46	$-	$15,933
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2023 (Successor)
Identifiable assets by geographic area	$38,143	$627	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 18 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in May 2026, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s consolidated statement of operations for the year ended December 31, 2024 (Successor), for the period from March 15, 2023, to December 31, 2023 (Successor), and for the period from January 1, 2023 to March 14, 2023 (Predecessor) was approximately $439 thousand, $345 thousand, and $57 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of December 31, 2024, the weighted average remaining lease term is 1.1 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2023, the weighted average remaining lease term is 1.4 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousand)	Operating Leases
Year 2025	376
Year 2026	126
Total lease payments	502
Less: Imputed interest	(29)
Present value of lease liabilities	$473

NOTE 19 – Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic, tariffs, and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company and the value of the Company’s securities.

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

NOTE 20 – Supplementary Financial Information

Quarterly Financial Information (unaudited)—The quarterly results for the years ended December 31, 2024, and 2023 are summarized below (in thousands, except per share amounts):

	Successor
2024	Fourth Quarter	Third Quarter (restated)	Second Quarter (restated)	First Quarter	Year Ended December 31, 2024
Net Revenue	1,661	1,897	1,766	1,818	7,142
Gross Profit	1,428	1,525	1,413	1,491	5,857
Net Loss	(3,978)	(5,004)	(5,256)	(5,170)	(19,408)

Basic and diluted weighted average shares outstanding, Class A common stock	17,234,557	15,699,685	15,255,218	15,254,389	15,907,946
Basic and diluted net loss per share, Class A common stock	(0.23)	(0.32)	(0.36)	(0.34)	(1.22)
Basic and diluted weighted average shares outstanding, Class C common stock	-	-	-	-	-
Basic and diluted net income (loss) per share, Class C common stock	-	-	-	-	-

	Successor				Predecessor
2023	Fourth Quarter	Third Quarter	Second Quarter	Period from March 15, 2023 to March 31, 2023	Period from January 1, 2023, to March 14, 2023	Total
Net Revenue	1,719	1,770	1,915	342	1,620	7,366
Gross Profit	1,376	1,412	1,435	255	1,137	5,615
Net Income / (Loss)	(38,707)	1,441	(14,730)	2,758	(4,380)	(53,618)

Basic and diluted weighted average shares outstanding, Class A common stock	15,254,389	10,818,459	8,582,699	8,582,699	-	-
Basic and diluted net income (loss) per share, Class A common stock	(2.54)	0.13	(1.05)	0.20	-	-
Basic and diluted weighted average shares outstanding, Class C common stock	-	-	5,487,300	5,487,300	-	-
Basic and diluted net income (loss) per share, Class C common stock	-	-	(1.05)	0.20	-	-

NOTE 21 – Restatement of Quarterly Financial Information (Unaudited)

As further described in Note 1, the previously reported unaudited consolidated financial information for the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024 are required to be restated. The as-restated interim financial information for each relevant period is included in the tables that follow. As part of the restatement, the Company recorded adjustments to correct the misstatements in the impacted interim periods.

Consolidated Balance Sheets

The following unaudited consolidated balance sheet tables present the impacts of the restatement adjustments as of the periods ended June 30, 2024, and September 30, 2024.

	As of June 30, 2024
(in thousands)	As Previously Reported	Adjustments to Debt	As Restated
Contract to issue common stock	-	130	130
Convertible debt	2,493	82	2,575
Total Liabilities	$17,294	$212	$17,506

Stockholders’ Equity
Accumulated deficit	(68,227)	(212)	(68,439)
Total Stockholders’ Equity	$16,480	$(212)	$16,268

Total Liabilities and Stockholders’ Equity	$33,774	$-	$33,774

	As of September 30, 2024
(in thousands)	As Previously Reported	Adjustments to Debt	Adjustments to Accrued Legal Fees	As Restated
Accrued liabilities	1,666	-	359	2,025
Contract to issue common stock	-	130	-	130
Convertible debt	3,539	153	-	3,692
Total Liabilities	$17,300	$283	$359	$17,942

Stockholders’ Equity
Accumulated deficit	(73,231)	(283)	(359)	(73,873)
Total Stockholders’ Equity	$14,275	$(283)	$(359)	$13,633

Total Liabilities and Stockholders’ Equity	$31,575	$-	$-	$31,575

Consolidated Statements of Operations and Comprehensive Loss

The following unaudited consolidated statements of operations and comprehensive loss tables present the impacts of the restatement adjustments for the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024.

	Three Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments to Debt	As Restated
Interest income (expense), net	(684)	(262)	(946)
Change in fair value of derivative liability	(1,051)	50	(1,001)
Total Other Income (Expense)	(1,765)	(212)	(1,977)

Net Loss, before tax	(5,415)	(212)	(5,627)
Net Loss	$(5,256)	$(212)	$(5,468)
Comprehensive Loss	$(5,234)	$(212)	$(5,446)

Basic and diluted net loss per share, Class A common stock	$(0.34)	$(0.02)	$(0.36)

	Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments to Debt	As Restated
Interest income (expense), net	(946)	(262)	(1,208)
Change in fair value of derivative liability	(2,523)	50	(2,473)
Total Other Income (Expense)	(3,555)	(212)	(3,767)

Net Loss, before tax	(10,792)	(212)	(11,004)
Net Loss	$(10,426)	$(212)	$(10,638)
Comprehensive Loss	$(10,350)	$(212)	$(10,562)

Basic and diluted net loss per share, Class A common stock	$(0.68)	$(0.02)	$(0.70)

	Three Months Ended September 30, 2024,
(in thousands)	As Previously Reported	Adjustments to Debt	Adjustments to Accrued Legal Fees	As Restated
General and administrative	1,927	-	359	2,826
Total Operating Expenses	$4,851	$-	$359	$2,826
Interest income (expense), net	(312)	(4)	-	(316)
Change in fair value of derivative liability	(1,052)	(67)	-	(1,119)
Total Other Income (Expense)	$(1,825)	$(71)	$-	$(1,896)

Net Loss, before tax	(5,151)	(71)	(359)	(5,581)
Net Loss	$(5,004)	(71)	(359)	(5,434)
Comprehensive Loss	$(5,046)	$(71)	$(359)	$(5,476)

Basic and diluted net loss per share, Class A common stock	$(0.32)	$-	$(0.02)	$(0.34)

	Nine Months Ended September 30, 2024,
(in thousands)	As Previously Reported	Adjustments to Debt	Adjustments to Accrued Legal Fees	As Restated
General and administrative	5,384	-	359	5,743
Total Operating Expenses	$14,992	$-	$359	$15,351

Interest income (expense), net	(1,258)	(266)	-	(1,524)
Change in fair value of derivative liability	(3,575)	(17)	-	(3,592)
Total Other Income (Expense)	$(5,380)	$(283)	$-	$(5,663)

Net Loss, before tax	(15,943)	(283)	(359)	(16,585)
Net Loss	$(15,430)	(283)	(359)	(16,072)
Comprehensive Loss	$(15,396)	$(283)	$(359)	$(16,038)

Basic and diluted net loss per share, Class A common stock	$(1.00)	$(0.02)	$(0.02)	$(1.04)

Consolidated Statements of Stockholders’ Equity

The following unaudited consolidated statements of stockholders’ equity tables present the impacts of the restatement adjustments for the three months ended June 30, 2024, and September 30, 2024.

	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
As Previously Reported
Balance at March 31, 2024	$(62,971)	$20,881
Net loss	(5,256)	(5,256)
Balance at June 30, 2024	$(68,227)	$16,480

Adjustments to Debt
Balance at March 31, 2024	$-	$-
Net loss	(212)	(212)
Balance at June 30, 2024	$(212)	$(212)

As Restated
Balance at March 31, 2024	$(62,971)	$20,881
Net loss	(5,468)	(5,468)
Balance at June 30, 2024	$(68,439)	$16,268

(in thousands)	Accumulated deficit	Total Stockholders’ Equity (Deficit)
As Previously Reported
Balance at March 31, 2024	$(62,971)	$20,881
Net loss	(5,256)	(5,256)
Balance at June 30, 2024	$(68,227)	$16,480
Net loss	(5,004)	(5,004)
Balance at September 30, 2024	$(73,231)	$14,275

Adjustments to Debt
Balance at March 31, 2024	$-	$-
Net loss	(212)	(212)
Balance at June 30, 2024	$(212)	$(212)
Net loss	(71)	(71)
Balance at September 30, 2024	$(283)	$(283)

Adjustments to Accrued Legal Fees
Balance at March 31, 2024	$-	$-
Net loss	-	-
Balance at June 30, 2024	$-	$-
Net loss	(359)	(359)
Balance at September 30, 2024	$(359)	$(359)

As Restated
Balance at March 31, 2024	$(62,971)	$20,881
Net loss	(5,468)	(5,468)
Balance at June 30, 2024	$(68,439)	$16,268
Net loss	(5,434)	(5,434)
Balance at September 30, 2024	$(73,873)	$13,633

Consolidated Statements of Cash Flows

The following unaudited consolidated statements of cash flow tables present the impacts of the restatement adjustments for the six months ended June 30, 2024, and the nine months ended September 30, 2024.

	Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments to Debt	As Restated
Operating activities
Net Loss	$(10,426)	$(212)	$(10,638)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and deferred financing cost	445	272	717
Accrued interest expense on promissory note and convertible debt	210	(10)	200
Change in fair value of derivative liability	2,523	(50)	2,473
Net cash used in operating activities	(2,560)	-	(2,560)

	Nine Months Ended September 30, 2024,
(in thousands)	As Previously Reported	Adjustments to Debt	Adjustments to Accrued Legal Fees	As Restated
Operating activities
Net loss	$(15,430)	$(283)	$(359)	$(16,072)
Change in operating assets and liabilities:
Accrued liabilities	214	-	359	573
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and deferred financing cost	678	310	-	988
Accrued interest expense on promissory note and convertible debt	340	(44)	-	296
Change in fair value of derivative liability	3,575	17	-	3,592
Net cash used in operating activities	(4,629)	-	-	(4,629)

NOTE 22 – Subsequent Events

Note Exchanges

During the period from January 1, 2025, to January 29, 2025, the Company exchanged $605 thousand of the outstanding balance of the December 2023 Note for approximately 311,783 shares of the Company’s Class A Common Stock at exchange prices between $1.79 and $2.03 per share. The loss on the exchange is approximately $48 thousand.

Convertible Debt Conversion

In January 31, 2025, the Company has issued 242,491 shares of the Company’s Class A Common Stock related to Purchase Notice dated January 28, 2025, for an exchange amount of $297 thousand.

Securities Purchase Agreement with Avondale Capital, LLC

Securities Purchase Agreement with Avondale Capital

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC (“Investor”), pursuant to which the Company may issue and sell up to $20,000 thousand of Pre-Paid Purchase agreements (“Pre-Paid Purchases”) in tranches over time. The initial tranche included a $4,200 thousand Pre-Paid Purchase, structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of $4,000 thousand. In connection with the initial closing, the Company issued 80,000 commitment shares to the Investor.

Under the terms of the SPA, the Investor may, at its discretion and with approval of Management, convert outstanding balances into shares of the Company’s common stock at predefined fixed or formula-based prices. These conversion prices are subject to customary adjustments for stock splits, reverse splits, reclassifications, dilutive issuances, and similar corporate actions.

The agreement contains mandatory repayment provisions, including:

●	A Floor Price Trigger, requiring monthly cash repayments of $500 plus accrued interest if the Company’s volume-weighted average price (“VWAP”) remains below a specified Floor Price for 5 out of 7 consecutive trading days.

●	An Exchange Cap Trigger, which obligates repayment if the Company reaches 90% of the maximum share issuance allowed under Nasdaq Listing Rule 5635(d), unless stockholder approval is obtained.

Failure to meet these obligations or other covenant breaches would constitute an Event of Default, triggering immediate repayment of the outstanding balance plus a 10% penalty and default interest at 18% per annum.

For accounting purposes, the Pre-Paid Purchases are recorded as liabilities, due to the potential for cash settlement. The embedded conversion features and other repayment features, including the Beneficial Conversion Feature and variable-price reset mechanisms, are derivatives under ASC 815-15. The liability is remeasured each reporting period, with changes in fair value recognized in earnings.

The Company is required to maintain an effective registration statement (Form S-1) for the resale of shares issuable under the SPA and obtain stockholder approval by May 31, 2025, to issue shares beyond the Exchange Cap. Failure to obtain such approval would require the Company to settle all remaining obligations in cash.

These financing arrangements may impact the Company’s liquidity, shareholder dilution, and introduce non-cash earnings volatility related to periodic fair value adjustments of derivative instruments.

Additional Pre-Paid Purchases.

So long as certain conditions set forth in the Purchase Agreement are satisfied, including minimum trading volume thresholds and the receipt of shareholder approval to exceed applicable Nasdaq limitations, we may request one or more additional Pre-Paid Purchases. Each subsequent Pre-Paid Purchase will have (i) an original issue discount of five percent (5%) of the requested amount, (ii) no additional transaction expense beyond that initial $10,000.00, (iii) a floor price equal to 20% of the applicable Minimum Price, and (iv) a “fixed price” component capped at 120% of the Minimum Price on the closing day for such Pre-Paid Purchase. The Company retains the discretion to draw or to forego any Pre-Paid Purchases beyond the initial closing.

Nasdaq Listing Rule 5635(d) Limitation.

Notwithstanding anything to the contrary, unless and until the Company obtains requisite stockholder approval as required by Nasdaq Listing Rule 5635(d), the total cumulative number of shares of Common Stock that may be issued to Avondale under all Pre-Paid Purchases cannot exceed the numerical threshold required by that rule (the “Exchange Cap”). If we do not obtain such approval at our upcoming annual meeting or any adjournment or postponement thereof, any remaining outstanding balance above the Exchange Cap under any Pre-Paid Purchase must be satisfied in cash. The Purchase Agreement also contains standard beneficial ownership limitations preventing Avondale from exceeding 9.99% beneficial ownership of our outstanding Common Stock.

Registration Obligations.

The Company has agreed to file a registration statement covering the resale of at least 10,000,000 shares (including the Commitment Shares and those potentially issuable under the Initial Pre-Paid Purchase) within 30 days following the initial closing. Additional registration obligations may be triggered if the Company elects to draw any subsequent Pre-Paid Purchases, such that the full $20,000,000.00 of the Commitment Amount (including all shares issuable thereunder) is registered for resale. This summary specifically covers the Commitment Shares and the shares underlying the Initial Pre-Paid Purchase. Any subsequent Pre-Paid Purchase or shares issuable thereunder will be registered pursuant to new or amended registration statements if and when such Pre-Paid Purchases occur.

Use of Proceeds.

We intend to use the net proceeds from any Pre-Paid Purchases primarily for working capital and general corporate purposes, as detailed in the applicable registration statement and in accordance with the terms of the Purchase Agreement. The Company is not obligated to request any Pre-Paid Purchase beyond the initial one.

Potential Dilutive Effects.

Depending on market conditions and other factors, issuances of Common Stock under the Pre-Paid Purchases may result in substantial dilution to existing shareholders. The amount of dilution will depend on various factors, including the number of shares ultimately issued and the applicable Purchase Share Purchase Price at the time of each conversion.

No additional issuance of Common Stock under the Purchase Agreement would occur if it would exceed the Exchange Cap under Nasdaq Listing Rule 5635(d) absent the required stockholder approval. The Company has committed to seeking this approval on or before May 31, 2025, and if not obtained, it will continue seeking such approval every 90 days until the approval is secured, or the Pre-Paid Purchase outstanding balance is otherwise satisfied in accordance with the Purchase Agreement.

This description is qualified in its entirety by reference to the text of the Purchase Agreement, a copy of which is attached hereto as Exhibit 10.14 and also is incorporated herein by reference.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
4.5(*)	Description of the Company’s securities.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).
10.6(#)	Offer Letter, dated as of July 18, 2024, by and between Joy Mbanugo and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 20, 2024).
10.7(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.8	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC (incorporated herein by reference from Exhibit 10.8 on CXApp’s Form 10-K filed May 24, 2024).
10.9(*)	Exchange Agreement, dated as of June 25, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(*)	Exchange Agreement, dated as of July 19, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.11(*)	Exchange Agreement, dated as of August 8, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.12(*)	Exchange Agreement, dated as of August 13, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.13(*)	Exchange Agreement, dated as of August 16, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.14(*)	Exchange Agreement, dated as of December 9, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.15(*)	Exchange Agreement, dated as of December 10, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.16(*)	Exchange Agreement, dated as of December 17, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.17(*)	Exchange Agreement, dated as of December 26, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.18(*)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.19(*)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.20(*)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
19.1(*)	Insider Trading Policy.

23.1(*)	Consent of Marcum LLP.
23.2(*)	Consent of WithumSmith+Brown, PC.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(*)	Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
#	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.
Date: April 7, 2025
/s/ Khurram Sheikh
	By:	Khurram Sheikh

CXAPP INC.
Date: April 7, 2025
/s/ Joy Mbanugo
	By:	Joy Mbanugo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
Date:	April 7, 2025

/s/ Joy Mbanugo
Name:	Joy Mbanugo
Title:	Chief Financial Officer
Date:	April 7, 2025

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	April 7, 2025

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	April 7, 2025

/s/ George Mathai
Name:	George Mathai
Title:	Director
Date:	April 7, 2025

/s/ Shanti Priya
Name:	Shanti Priya
Title:	Director
Date:	April 7, 2025