Form 10-Q
period 2025-03-31
CXApp Inc.
filed 2025-05-20
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, there were 20,776,997 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,893	$4,880
Accounts receivable	732	1,686
Unbilled and other receivables	93	89
Prepaid expenses and other current assets	601	425
Total current assets	5,319	7,080

Property and equipment, net	57	64
Intangible assets, net	14,721	15,404
Operating lease right-of-use asset, net	365	465
Goodwill	8,737	8,737
Other assets	53	53

Total Assets	$29,252	$31,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$612	$509
Accrued liabilities	2,786	2,383
Deferred revenue	2,804	2,683
Warrant liability	2,734	5,048
Operating lease obligation, current	331	350
Promissory note	-	603
Other current liabilities	69	-
Total current liabilities	$9,336	$11,576

Operating lease obligation, noncurrent	39	123
Convertible debt	4,280	4,512

Total Liabilities	$13,655	$16,211

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 19,807,784 shares issued and outstanding as of March 31, 2025 and 19,221,090 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	94,205	92,583
Accumulated other comprehensive income	215	216
Accumulated deficit	(78,825)	(77,209)
Total Stockholders’ Equity	$15,597	$15,592

Total Liabilities and Stockholders’ Equity	$29,252	$31,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$1,224	$1,818

Cost of Revenues	150	327

Gross Profit	$1,074	$1,491

Operating Expenses
Research and development	1,476	1,599
Sales and marketing	594	1,114
General and administrative	2,066	1,682
Amortization of intangible assets	683	683
Total Operating Expenses	4,819	5,078

Loss from Operations	(3,745)	(3,587)

Other Income (Expense)
Interest expense, net	(37)	(262)
Change in fair value of derivative liability	2,196	(1,472)
Loss on debt extinguishment	(48)	-
Other income (expense), net	18	(56)
Total Other Income (Expense)	2,129	(1,790)

Loss, before tax	(1,616)	(5,377)
Deferred income tax benefit	-	207
Net Loss	$(1,616)	$(5,170)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	(1)	54
Comprehensive Loss	$(1,617)	$(5,116)

Basic and diluted weighted average shares outstanding, Class A common stock	19,678,147	15,254,389
Basic and diluted net loss per share, Class A common stock	$(0.08)	$(0.34)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit	income	Equity
Balance at January 1, 2025	19,248,390	$2	$92,583	$(77,209)	$216	$15,592
Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for extinguishment of debt	556,274	-	1,003	-	-	1,003
Common shares issued for vested RSUs	3,120	-	-	-	-	-
Taxes withheld on stock-based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	19,807,784	$2	$94,205	$(78,825)	$215	$15,597

	Class A Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit	loss	Equity
Balance at January 1, 2024	15,254,389	$2	$83,282	$(57,801)	$(85)	$25,398
Net loss	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	599		-	599
Cumulative translation adjustment	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	$83,881	$(62,971)	$(31)	$20,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating activities
Net loss	$(1,616)	$(5,170)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	12	22
Amortization of intangible assets	683	683
Amortization of right-of-use asset	100	104
Amortization of debt discount and deferred financing cost	-	221
Accrued interest expense on promissory note and convertible debt	71	99
Deferred income taxes	-	(207)
Stock-based compensation expense	624	599
(Gain) loss on foreign currency transactions	(3)	54
(Gain) loss on change in fair value of derivative liability	(2,196)	1,472
Loss on debt extinguishment	48	-
Change in assets and liabilities:
Accounts receivable and other receivables	954	644
Prepaid expenses and other current assets	(175)	(89)
Accounts payable	103	46
Accrued liabilities	398	227
Operating lease liabilities	(103)	(112)
Deferred revenue	121	757
Net Cash Used in Operating Activities	(979)	(650)

Cash Flows Used in Investing Activities
Purchases of property and equipment	(5)	(18)
Net Cash Flows Used in Investing Activities	(5)	(18)
Effect of Foreign Exchange Rate on Changes on Cash and Cash Equivalents	(3)	(4)
Net Decrease in Cash and Cash Equivalents	(987)	(672)
Cash and Cash Equivalents, beginning of period	4,880	6,275
Cash and Cash Equivalents, end of period	$3,893	$5,603

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$-	$226
Common shares issued for debt extinguishment	$1,003	$-

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

Unless the context otherwise requires, “we,” “us,” “our,” “CXApp” and the “Company” refer to CXApp Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination (as defined below), which closed in March 2023. Unless the context otherwise requires, references to “KINS” refer to KINS Technology Group Inc., a Delaware corporation (“KINS”), prior to the Business Combination.

The Business Combination was accounted for using the acquisition method (as a forward merger) in accordance with ASC 805, with goodwill and other identifiable intangible assets recorded in accordance with GAAP, as applicable. Under this method of accounting, the “Enterprise Apps Business” (formerly known as CXApp) is treated as the “acquired” company for financial reporting purposes. KINS (now known as CXApp Inc.) has been determined to be the accounting acquirer because KINS maintains control of the Board of Directors and management of the combined company.

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of March 31, 2025, the Company had a working capital deficiency of approximately $4,017 thousand and cash and cash equivalents of approximately $3,893 thousand. For the three months ended March 31, 2025, the Company incurred net loss of approximately $1,616 thousand and used approximately $979 thousand of cash for operating activities. During 2024, the Company secured additional funding through convertible Pre-Paid Purchases under the equity line agreement, receiving net proceeds of $2,480 thousand, $1,000 thousand, and $3,000 thousand in June, September, and December, respectively. These financing efforts reflect the Company’s proactive approach to maintaining adequate liquidity to support operational needs and strategic growth initiatives.

On March 26, 2025, we entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC (“Avondale”), pursuant to which the Company may (i) issue and sell one or more pre-paid purchase agreements, in the form substantially similar to the exhibit attached thereto (each, a “Pre-Paid Purchase”), up to an aggregate purchase amount of $20,000 thousand (the “Commitment Amount”) for shares of our common stock, par value $0.0001 per share (the “Common Stock”), on the terms and subject to the limitations and conditions set forth in each Pre-Paid Purchase, (ii) issue and sell the initial Pre-Paid Purchase in the principal amount of $4,200 thousand (the “Initial Pre-Paid Purchase”), and (iii) deliver 80,000 shares of Common Stock (the “Commitment Shares”) to Avondale at closing.

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

The access to the $20,000 thousand is expected to provide sufficient capital to fund customer growth initiatives and ensure long-term sustainability. To date the Company has drawn $4,000 thousand of the $20,000 note.

The Company believes that these financing efforts can mitigate any going concern indicators for a period of at least one year from the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance for credit losses;

●	the valuation of convertible debt;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 7, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of March 31, 2025, the Company had cash equivalents of approximately $3,893 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2024, the Company had $4,353 thousand of certificates of deposit.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has no allowance for credit losses as of March 31, 2025 and December 31, 2024.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for both three months ended March 31, 2025 and March 31, 2024.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparable, including public company method, guideline transaction method, and market price method.

The Company completed a qualitative goodwill impairment assessment as of March 31, 2025 and determined that no impairment was necessary for the three months ended March 31, 2025. No goodwill impairment was recognized for the year ended December 31, 2024, based on the annual goodwill impairment evaluation as of November 30, 2024 for the year ended December 31, 2024.The Company based these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur impairment for the three months ended March 31, 2025 and March 31, 2024.

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

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction loss was approximately $1 thousand and gain of $54 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024 and March 2025 (Settlement date April 2025) and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825. Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a loss on the changes in the estimated fair value of the convertible debt of approximately $118 thousand and $0 for the three months ended March 31, 2025 and March 31, 2024 respectively.

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

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2025 and March 31, 2024, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,804 thousand and $2,683 thousand as of March 31, 2025 and December 31, 2024, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $991 thousand and $1,030 thousand, that was included in the contract liability balance at the beginning of the period, for the three months ended March 31, 2025 and March 31, 2024 respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and amounted to a gain of $2,314 thousand, and loss of $1,472 thousand for the three months ended March 31, 2025 and March 31, 2024 respectively.

The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended March 31, 2025 and March 31, 2024, basic and dilutive net income (loss) per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2025 and March 31, 2024.

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Stock options	1,627	1,690
Restricted stock units	677	533
Warrants	21,032	21,032
Total	23,336	23,255

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” (“ASC 820”), provides guidance on the development and disclosure of fair value measurements. The Company follows this authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

●	Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

●	Level 3: Unobservable inputs which are supported by little, or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The Company recognized, in the condensed consolidated statements of operations and comprehensive income, an unrealized gain of $2,196 thousand and an unrealized loss of $1,472 thousand for the three months ended March 31, 2025 and March 31, 2024 respectively.

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

The following table shows the changes in fair value of the liabilities for the three months ended March 31, 2025 and March 31, 2024:

Warrant liability – January 1, 2025	$5,048
Change in FV of derivative instruments	(2,314)
Warrant liability – March 31, 2025	$2,734

Warrant liability – January 1, 2024	$1,683
Change in FV of derivative instruments	1,472
Warrant liability – March 31, 2024	$3,155

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized an unrealized loss in the Consolidated Statements of Operations and Comprehensive Loss of $118 thousand and $0 respectively, which are presented as change in fair value of derivative liability. See additional details within Note 11, Convertible debt.

The significant inputs in the valuation models for each of the three issuances were as follows:

Pre-Paid Purchase #1

Inputs	March 31, 2025	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.90	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	2.175	2.42
Volatility	93.80%	100.8%
Discount rate	13.20%	11.8%
Risk free rate	3.85%	4.22%

Pre-Paid Purchase #2

Inputs	March 31, 2025	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.90	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	2.175	2.42
Volatility	93.80%	100.8%
Discount rate	13.20%	11.8%
Risk free rate	3.85%	4.22%

Pre-Paid Purchase #3

Inputs	March 31, 2025	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.90	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	2.175	2.42
Volatility	93.80%	100.8%
Discount rate	13.20%	11.8%
Risk free rate	3.85%	4.22%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three months ended March 31, 2025 and March 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).” ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We adopted this guidance as of January 1, 2025, on a prospective basis and the adoption did not have a material impact on our condensed consolidation financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses”. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

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

NOTE 3 – Disaggregation of Revenue

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Subscription revenue
Software	$-	$1,588
License & Maintenance Contracts	1,211	-
Total subscription revenue	$1,211	$1588

Non-subscription revenue
Professional services	$13	$230
Total non-subscription revenue	$13	$230

Total Revenue	$1,224	$1,818

	Three Months Ended March 31, 2025	Three Months ended March 31, 2024
Revenue recognized over time(1)(2)	$1,224	$1,818
	$1,224	$1,818

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.

NOTE 4 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer and office equipment	$182	$177
Furniture and fixtures	11	11
Leasehold improvements	4	4
Software	-	-
Total	197	192
Less: accumulated depreciation and amortization	(140)	(128)
Total Property and Equipment, Net	$57	$64

Depreciation and amortization expense were approximately $12 thousand, and $22 thousand, for the three months ended March 31, 2025 and March 31, 2024 respectively.

NOTE 5 – Goodwill and Intangible Assets

The Company reviews goodwill for impairment on a reporting unit basis annually on November 30 (beginning with fiscal year 2024) and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of goodwill as of March 31, 2025 and December 31, 2024, was $8,737 thousand.

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

The Company completed a qualitative goodwill impairment assessment as of March 31, 2025 and determined that no impairment was necessary for the three months ended March 31, 2025. No goodwill impairment was recognized for the year ended December 31, 2024 based on the annual goodwill impairment evaluation as of November 30, 2024 for the year ended December 31, 2024.

Intangible assets consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	4.9	$3,294	$(961)	$2,333	$3,294	$(843)	$2,451
Customer Relationships	2.9	5,604	(2,288)	3,316	5,604	(2,008)	3,596
Developed Technology	7.9	8,697	(1,776)	6,921	8,697	(1,558)	7,139
Patents and Intellectual Property	7.9	2,703	(552)	2,151	2,703	(485)	2,218
Totals		$20,298	$(5,577)	$14,721	$20,298	$(4,894)	$15,404

Future amortization expense on intangible assets as of March 2025 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2025 (remainder of year)	$2,048
2026	2,731
2027	2,731
2028	1,844
2029	1,611
Thereafter	3,756
Total	$14,721

NOTE 6 – Deferred Revenue

Deferred revenue consisted of the following for the three months ended March 31, 2025 and year ended December 31, 2024 (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(1,211)	(13)	-	(1,224)
Revenue deferred	1,261	28	-	1,289
Advance from customer	56	-	-	56
Deferred Revenue – March 31, 2025	$2,710	$76	$18	$2,804

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(6,202)	(798)	(142)	(7,142)
Revenue deferred	6,402	385	160	6,947
Deferred Revenue – December 31, 2024	$2,604	$61	$18	$2,683

Deferred revenues was approximately $2,804 thousand and $2,683 thousand as of March 31, 2025 and December 31, 2024 respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following for the three months ended March 31, 2025 and year ended December 31, 2025(in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses and reimbursements	$1,773	$1,690
Accrued compensation and benefits	349	382
Accrued bonus and commissions	271	134
Accrued sales and other indirect taxes payable	93	95
Accrued insurance premium and interest	-	23
Accrued transaction costs	13	13
Income Tax Payables	46	46
D&O Loan Payable	241	-
Accrued liabilities	$2,786	$2,383

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 14, 2024. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.5%. The first of ten monthly separate installment payments begin on April 14, 2024. The Company paid a down payment on the policy of $85 thousand. As of March 31, 2025 and December 31, 2024, the Company currently owes $240 thousand and $23 thousand, respectively on the D&O insurance policy.

NOTE 8 – Promissory Note

Note payable consisted of the following (in thousands):

		March 31, 2025	December 31, 2024
Principal amount		$603	$3,885
Add:	Interest	2	372
	Accrued monitoring fee	-	273
		605	4,530
Less:	Extinguishment	605	3,927
		$-	$603

On December 15, 2023, we entered into a note purchase agreement (“Streeterville note”) with Streeterville Capital, LLC (the “Lender”), pursuant to which we agreed to issue and sell to the Lender an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $3,885 thousand, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount includes an original issue discount of $870 thousand and $15 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note are $3,000 thousand.

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

Note Exchanges

During the period from July 15, 2024 to December 26, 2024, the Company exchanged $3,428 thousand of the outstanding balance of the Note for approximately 2,012,107 shares of the Company’s Class A Common Stock at exchange prices between $1.47 and $2.23 per share.

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

As of January 17, 2025, the Company paid down the entire Streeterville note.

Interest expense recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $2 thousand and $320 thousand for the three months ended March 31, 2025 and March 31, 2024 respectively.

NOTE 9 – Warrants

Public Warrants

As of March 31, 2025 and December 31, 2024, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Private Warrants

As of March 31, 2025 and December 31, 2024, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023 subject to certain limited exceptions.

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

For the periods ended March 31, 2025 and December 31, 2024, there were no exercises or exchanges made in relation with the Company’s Warrants.

NOTE 10 – Stock Option Plan and Stock-Based Compensation

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the Incentive Plan. The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the terms of the Incentive Plan, there were 2,110,500 shares of CXApp Class A Common Stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the closing of the Business Combination (giving effect to the redemptions).

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

For the three months ended March 31, 2025, there were no stock options granted, exercised or forfeited.

See below for a summary of the stock options granted under the Incentive Plan for the three months ended March 31, 2025 and year ended December 31, 2024:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousand)
Options outstanding at January 1, 2025	1,799,550	$1.52	8.74	0.93
Granted	0	$-		-
Exercised	0	$-		-	$108
Forfeited	0	$-
Options outstanding at March 31, 2025	1,799,550	$1.52	8.49	0.93
Options exercisable at March 31, 2025	1,037,707	$1.52

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousand)
Options outstanding at January 1, 2024	984,900	$1.53	9.25	0.90
Granted	895,000	$1.51	9.25	0.96
Exercised	(70,350)	$1.53		0.90	$108
Forfeited	(10,000)	$1.20
Options outstanding at December 31, 2024	1,799,550	$1.52	8.74	0.93
Options exercisable at December 31, 2024	422,100	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Three months Ended March 31, 2025	Three Months ended March 31, 2024
Research and development	$12	$3
Sales and marketing	36	32
General and administrative	211	185
Total non-cash stock compensation	$259	$220

As of March 31, 2025, the remaining unrecognized stock compensation expense totaled approximately $453 thousand. This amount will be recognized as an expense over the weighted average remaining term of 2.66 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2025, there were no grants issued. Key weighted-average assumptions used to apply this pricing model for the three months ended March 31, 2024 were as follows:

Three Months Ended March 31, 2024
Risk-free interest rate	3.67% - 4.03%
Expected life of option grants	5.75 - 6.25 years
Expected volatility of underlying stock	65.65%
Dividends assumption	$-

Restricted Stock Units

The grant date fair value for Restricted Stock Units (RSU) are valued using the closing price of the Company’s common stock on the date of grant.

In January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

On August 29, 2024, a total of 473,935 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.25 to $2.11 per restricted stock unit, for a weighted average fair value of $1.33 per restricted stock unit. There was no other activity related to restricted stock units for the three months ended March 31, 2025.

The following summarizes our RSUs transaction activity for the three months ended March 31, 2025 and year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2025	688,935	$2.22
Granted	-	-
Exercised	(11,500)	$1.33
Forfeited	-
RSUs outstanding at March 31, 2025	677,435

	Shares	Weighted Average Grant Date Fair Value
RSU outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Exercised	(318,165)	$7.33
Forfeited	-
RSU outstanding at December 31, 2024	688,935

The total fair value of RSUs vested during the three months ended March 31, 2025 and year ended March 31, 2024 was $15 thousand and $0 thousand respectively.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the financial statements is summarized below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Research and development	$102	$98
Sales and marketing	52	51
General and administrative	211	232
Total non-cash stock compensation	$365	$381

As of March 31, 2025 and March 31, 2024, the Company has approximately $656 thousand and $1,454 thousands of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.78 year and 1.76 years, respectively.

NOTE 11 – Convertible Debt

Securities Purchase Agreement with Avondale Capital, LLC

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC (“Avondale”), pursuant to which the Company may issue and sell up to $20,000 thousand of Pre-Paid Purchase agreements (“Pre-Paid Purchases”) in tranches over time. The initial Pre-Paid Purchase (“Pre-Paid Purchase #1”) included a $4,200 thousand Pre-Paid Purchase, structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of $3,990 thousand, received on April 8, 2025.

In connection with the initial closing, the Company was required to issue 80,000 commitment shares to Avondale. As of March 31, 2025, the commitment shares were not issued and the Company recorded a liability of $69 thousand on March 26, 2025 for the shares to be issued within other current liabilities.

The Avondale convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #1 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.106 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1843, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #1.

Securities Purchase Agreement with Streeterville Capital LLC

On May 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville desired to purchase up to $10,000,000 shares of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to Streeterville. The SPA required 40,000 common shares of the Company’s Class A Common Stock to be issued as of closing date (May 22, 2024). The Company recorded a liability of $130 thousand on May 22, 2024, for the shares to be issued within contract to issue common stock. The Company issued the Class A Common Stock on October 10, 2024, and recorded a gain of $68 thousand on settlement of the contract to issue common stock.

The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand and Streeterville gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Streeterville’s transaction cost of $20 thousand. On June 3, 2024, the Company received the net proceeds.

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #1 was recorded at its initial fair value of $2,562 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $63 thousand. As of March 31, 2025, Pre-Paid Purchase #1 is recorded at fair value of $226 thousand and is within convertible debt on the accompanying consolidated balance sheets. For the three months ended March 31, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $33 thousand.

On September 30, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Streeterville, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $1,050 thousand and Streeterville gave consideration of $1,000 thousand, reflecting original issue discount of $50 thousand. On September 30, 2024, the Company received the net proceeds from Streeterville.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.992 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.332, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #2 was recorded at its initial fair value of $1,045 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $5 thousand. As of March 31, 2025, Pre-Paid Purchase #2 is recorded at fair value of $1,060 and is within convertible debt on the accompanying consolidated balance sheets. For the three months ended March 31, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #2 of $32 thousand.

On December 9, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #3 to Streeterville, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $3,150 thousand and Streeterville gave consideration of $3,000 thousand, reflecting original issue discount of $150 thousand. On December 9, 2024, the Company received the net proceeds from Streeterville.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.987 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.331, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #3 was recorded at its initial fair value of $2,986 thousand. The Company recognized an unrealized gain on change in fair value of pre-paid #3 of $164 thousand. As of March 31, 2025, Pre-Paid Purchase #3 is recorded at fair value of $2,994 and is within convertible debt on the accompanying consolidated balance sheets. For the three months ended March 31, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #3 of $52 thousand.

The following table presents changes in convertible debt measured at fair value for the three months ended March 31, 2025 and for the year ended December 31, 2024.

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	-
Settlement(1)	(350)
Fair value measurement adjustments	118
Balance as of March 31, 2025	$4,280

Convertible Debt
Balance as of December 31, 2023	$-
Additions	6,825
Settlement(2)	(2,100)
Fair value measurement adjustments	(213)
Balance as of December 31, 2024	$4,512

(1)

During the three months ended March 31, 2025, the company have issued 242,491 shares of the company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase#1. The shares issued have a total exchange amount of $350 thousand with exchange price of $1.44.

(2)	During the year ended December 31, 2024, the Company has issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $2,100 thousand with exchange prices ranging from $1.18 to $1.41.

NOTE 12 – Common Stock

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

During the three months ended March 31, 2025, the Company issued total of 554,274 shares of Class A Common Stock to satisfy obligations due under the promissory note and convertible debt. See Note 8, Promissory Note and Note 11, Convertible Debt, in the accompanying notes to the consolidated financial statements for further detail.

NOTE 13 – Income Taxes

The Company recorded an income tax benefit of approximately $0 and $207 thousand for the three months ended March 31, 2025 and March 31, 2024 respectively.

The effective tax rate for three months ended March 31, 2025 and March 31, 2024 was 0% and 3.85%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including change in fair value of derivative warrant liabilities.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2025 and December 31, 2024 was $170 thousand and $166 thousand respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the three months ended March 31, 2025 or for the year ended December 31, 2024. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 15 – Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenue - Licenses	$1,211	$1,588
Revenue - Professional Services	13	230
Less:
Cost of revenue	150	327
Research and development	1,362	1,498
Sales and marketing	506	1,030
General and administrative	1,644	1,266
Interest expense, net	37	262
(Gain) loss on warrant liabilities	(2,196)	1,472
Loss on debt extinguishment	48	-
Other expense/(income), net	(18)	56
Add:
Income tax benefit	-	207

Total income without non-cash	(309)	(3,886)
Less:
Other noncash expenses(1)	1,307	1,284
Net loss	$(1,616)	$(5,170)

(1)	Other for the three months ended March 31, 2025 includes $624 thousand of stock compensation and related expenses, $683 thousands of intangible amortization expense. Other for the three months ended March 31, 2024 includes $601 thousand of stock compensation expenses, $683 thousand of intangible amortization expense.

NOTE 16 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the three months Ended March 31, 2025
Revenues by geographic area	$1,197	$27	$207	$(207)	$1,224
Operating loss by geographic area	$(3,315)	$(440)	$10	$-	$(3,745)
Net loss by geographic area	$(1,182)	$(442)	$8	$-	$(1,616)

For the three months Ended March 31, 2024
Revenues by geographic area	$1,667	$151	$240	$(240)	$1,818
Operating income (loss) by geographic area	$(3,000)	$(602)	$15	$-	$(3,587)
Net income (loss) by geographic area	$(4,527)	$(657)	$14	$-	$(5,170)

As of March 31, 2025
Identifiable assets by geographic area	$28,535	$261	$456	$-	$29,252
Long lived assets by geographic area	$14,978	$144	$21	$-	$15,143
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2024
Identifiable assets by geographic area	$38,143	$627	$434	$(2,623)	$36,581
Long lived assets by geographic area	$18,269	$320	$148	$-	$18,737
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 17 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in May 2026, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and for the year ended March 31, 2024 was approximately $107 thousand, and $113 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of March 31, 2025, the weighted average remaining lease term is 0.8 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2024, the weighted average remaining lease term is 1.1 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(In thousands)	Operating Leases
Year 2025	$266
Year 2026	126
Total lease payments	392
Less: Imputed interest	(22)
Present value of lease liabilities	$370

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

NOTE 19 – Subsequent Events

Draw from Avondale Pre-Paid Purchase.

On April 8, 2025, the Company received net cash proceeds of $3,990 thousand from the initial tranche of the Pre-Paid Purchase Agreement with Avondale, as per the SPA entered into on March 26, 2025. The initial tranche was structured with a principal amount of $4,200 thousand, less a $200 thousand OID and $10 thousand in transaction-related fees, resulting in the net cash proceeds mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited condensed consolidated financial statements included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2025.

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

Overview of Our Business

Executive Overview

At CXApp, we are at the forefront of transforming the modern workplace through AI-powered solutions that enhance employee experience, operational efficiency, and workplace intelligence. As a leader in this evolving market, our strategic focus is to drive sustainable growth, scale our enterprise customer base, and deliver innovative solutions that leverage data and artificial intelligence to optimize workplace experiences.

In fiscal year 2025, we prioritized three strategic pillars:

1.	AI-Driven Innovation: We advanced the development of our Generative AI-based analytics platform, designed to revolutionize the workplace by enabling organizations to analyze large datasets, generate actionable insights, and make data-driven decisions in real time. This strategic initiative positions us to meet the growing demand for AI-native solutions that drive operational efficiency and enhance employee engagement.

2.	Market Expansion and Customer Growth - “Land and Expand”: We continued to deepen our penetration in the Fortune 1000, expanding our customer base across financial services, healthcare, and technology sectors. Our targeted approach emphasizes building long-term relationships with existing clients while strategically pursuing new verticals to drive recurring revenue.

3.	Financial Discipline and Operational Efficiency: In response to broader economic headwinds, we implemented cost optimization initiatives that resulted in a reduction of operating expenses to $4,814 thousand for the three months ended March 31, 2025 compared to $5,078 thousand for the same period in 2024. This focus on financial discipline has strengthened our margins and positioned us for sustainable growth.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	During the three months ended March 31, 2025, the gross profit was increased from 88% when compared to 82% in March 31, 2024 driven by higher-margin AI-enabled services and a strategic focus on enterprise clients.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology, aligning with our objective to target high-value, recurring revenue clients.

●	The transition to a recurring revenue model has improved revenue predictability and supports our long-term growth objectives.

Operational Efficiencies and Cost Management

●	During the three months ended March 31, 2025, operating expenses decreased to $4,819 thousand compared to $5,078 for March 31, 2024 reflecting strategic cost management initiatives that have improved margins.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

For the three months ended March 31, 2025, cash and cash equivalents was $3,893 thousand with access to an additional $3,990 thousand from a Securities Purchase Agreement the Company entered into on March 26, 2025.

●	This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	The global employee experience market is projected to grow at 20% CAGR, creating substantial opportunities for CXApp to expand its footprint in the enterprise workplace solutions market.

●	Our AI-driven platform differentiates us from legacy workplace management systems, enabling real-time data analytics and actionable insights that support strategic decision-making.

●	Despite macroeconomic uncertainties, enterprise demand for hybrid workplace solutions remains robust, positioning CXApp for continued momentum as we scale our AI-enabled offerings.

Conclusion

As we advance our strategic roadmap, CXApp remains focused on executing with discipline and precision. Our AI-first approach, financial discipline, and emphasis on customer-centric innovation are key drivers of our long-term vision to redefine employee experiences in the hybrid workplace. By leveraging our strong foundation and expanding our enterprise footprint, we are well-positioned to deliver sustained growth and value for our stakeholders.

Recent Events

As of January 17, 2025, the Company paid down the entire December 2023 Note. On April 8, 2025, the Company received proceeds from the Avondale convertible Pre-Paid Purchase #1.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended March 31, 2025, and March 31, 2024

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

(In thousands)	Three months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$1,224	$1,818
Cost of revenues	150	327
Gross profit	1,074	1,491
Operating expenses	4,819	5,078
Loss from operations	(3,745)	(3,587)
Other income (expense), net	2,129	(1,790)
Income tax benefit	-	207
Net income (loss)	$(1,616)	$(5,170)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $1,224 thousand for the three months ended March 31, 2025, compared to $1,818 thousand for the three months ended March 31, 2024. The decrease in revenue of $594 thousand, for the comparative quarters ended March 31, 2025 and March 31, 2024 was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue represented 99% of the total revenue for the three months ended March 31, 2025 and 87% for the three months ended March 31, 2024 which is a 12% increase in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $150 thousand for the three months ended March 31, 2025 compared to $372 thousand for the three months ended March 31, 2024. The gross profit margin was 88% for the three months ended March 31, 2025 compared to 82% for the three months ended March 31, 2024. This decrease in cost of revenues of approximately $177 thousand, or approximately 54%, for the comparative periods ended March 31, 2025 and March 31, 2024, was attributable to the decrease in professional services revenue related costs.

Operating Expenses

Operating expenses consist primarily of research and development costs, sales and marketing costs, and general and administrative costs. These operating expenses were $4,819 thousand for the three months ended March 31, 2025 compared to $5,078 thousand for the three months ended March 31, 2024. The decrease in operating expenses of $259 thousand for the same comparative quarter was attributable to an increase in general and administrative expenses of $384 thousand and a decrease in other operating expenses of approximately $643 thousand.

Other Income/(Expense)

Other income/expense was a $2,129 thousand income, $1,790 thousand expenses for the three months ended March 31, 2025 and March 31, 2024 respectively. This increase in other income was primarily attributable to changes in fair value of derivative warrant liabilities of $2,196 thousand during the three months ended March 31, 2025.

Provision for Income Taxes

There was no income tax benefit for the three months ended March 31, 2025 compared to $207 thousand for the three months ended March 31, 2024. The income tax benefit for the three months ended March 31, 2024 is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$(1,616)	$(5,170)
Interest and other income	31	262
Income tax (benefit)/provision	-	(207)
Depreciation and amortization	695	705
EBITDA	(890)	(4,410)
Adjusted for:
Changes in fair value of warrant liabilities	(2,196)	1,472
Loss on debt extinguishment	48	-
Unrealized losses	4	56
Stock-based compensation - compensation and related benefits	624	601
Adjusted EBITDA	$(2,410)	$(2,281)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

Net cash used in operating activities during the three months ended March 31, 2025 was $979 thousand consists of net loss of $1,616 thousand and operating gain of $637 thousand. On March 26, 2025, the company entered into a SPA with Avondale, pursuant to which the company may issue and sell up to $20,000 thousand of Pre-Paid Purchase agreements (“Pre-Paid Purchases”) in tranches over time. The initial tranche included a $4,200 thousand Pre-Paid Purchase, structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of $3,990 thousand, received on April 8, 2025. The Company believes such funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with its existing operations for the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using our equity securities and/or cash and debt financings in combinations appropriate for each acquisition.

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

Liquidity and Capital Resources as of March 31, 2025 Compared with March 31, 2024

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of March 31, 2025, the Company has a working capital deficiency of approximately $4,017 thousand and cash of approximately $3,893 thousand. For the three months ended March 31, 2025, the Company incurred net loss of approximately $1,611 thousand and used approximately $979 thousand of cash for operating activities.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows (used in) provided by
Net cash used in operating activities	$(979)	$(650)
Net cash provided by (used in) investing activities	(5)	(18)
Net cash provided by (used in) financing activities	-	-
Effect of exchange rates on cash	(3)	(4)
Net increase (decrease) in cash and cash equivalents	$(987)	$(672)

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,893	$5,603
Working capital deficit	$(4,012)	$(5,280)

Operating Activities for the three months ended March 31, 2025 and March 31, 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$(1,611)	$(5,170)
Non-cash income and expenses	(661)	3,051
Net change in operating assets and liabilities	1,293	1,469
Net cash used in operating activities	$(979)	$(650)

Cash Flows from Investing Activities for the three months ended March 31, 2025 and March 31, 2024

Net cash flows used in investing activities during the three months ended March 31, 2025 was approximately $5 thousand compared to net cash flows used in and provided in investing activities for the three months ended March 31, 2024 is $18 thousand. Cash flows related to investing activities during the three months ended March 31, 2025 and March 31, 2024 include $5 thousand and $18 thousand were used for the purchase of property and equipment.

Cash Flows from Financing Activities for the three months ended March 31, 2025 and March 31, 2024

There were no cash flows provided by or used in financing activities during three months ended March 31, 2025 or March 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of March 31, 2025, the total obligation for operating leases is approximately $365 thousand, of which approximately $274 thousand is expected to be paid in the next twelve months.

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

The Company believes there have been no significant changes during the three months ended March 31, 2025 to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025. The material weakness and remediation activities were discussed in Part II, Item 9A “Controls and Procedures” of the Company’s 2024 Annual Report filed on April 7, 2025. The company is planning to file its Q1 2025 reporting by May 20, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(4)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.8(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: May 20, 2025	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Joy Mbanugo
	Name:	Joy Mbanugo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)