Form 10-Q
period 2025-06-30
CXApp Inc.
filed 2025-08-13
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 12, 2025, there were 23,435,234 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (unaudited) and June 30, 2024 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,854	$4,880
Accounts receivable	818	1,686
Unbilled and other receivables	100	89
Prepaid expenses and other current assets	466	425
Total current assets	6,238	7,080

Property and equipment, net	57	64
Intangible assets, net	14,038	15,404
Operating lease right-of-use asset, net	424	465
Goodwill	8,737	8,737
Other assets	74	53

Total Assets	$29,568	$31,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$925	$509
Accrued liabilities	2,373	2,383
Deferred revenue	2,532	2,683
Warrant liability	1,472	5,048
Operating lease obligation, current	351	350
Promissory note	-	603
Total current liabilities	7,653	11,576

Operating lease obligation, noncurrent	71	123
Convertible debt	7,534	4,512

Total Liabilities	$15,258	$16,211

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 21,441,162 shares issued and outstanding as of June 30, 2025, and 19,221,090 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	96,358	92,583
Accumulated deficit	(81,964)	(77,209)
Accumulated other comprehensive income (loss)	(86)	216
Total Stockholders’ Equity	$14,310	$15,592

Total Liabilities and Stockholders’ Equity	$29,568	$31,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues	$1,223	$1,766	$2,447	$3,584

Cost of Revenues	171	353	321	680

Gross Profit	1,052	1,413	2,126	2,904

Operating Expenses
Research and development	2,193	1,731	3,669	3,330
Sales and marketing	595	874	1,189	1,988
General and administrative	1,692	1,775	3,758	3,457
Amortization of intangible assets	683	683	1,366	1,366
Total Operating Expenses	5,163	5,063	9,982	10,141

Loss from Operations	(4,111)	(3,650)	(7,856)	(7,237)

Other Income (Expense)
Interest expense, net	(163)	(684)	(200)	(946)
Change in fair value of derivative liability	880	(1,051)	3,076	(2,523)
Loss on debt extinguishment	-	-	(48)	-
Other income (expense), net	256	(30)	274	(86)
Total Other Income (Expense)	973	(1,765)	3,102	(3,555)

Loss, before tax	(3,138)	(5,415)	(4,754)	(10,792)
Deferred income tax benefit (expense)	(1)	159	(1)	366
Net Loss	$(3,139)	$(5,256)	$(4,755)	$(10,426)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	(301)	22	(302)	76
Comprehensive Loss	$(3,440)	$(5,234)	$(5,057)	$(10,350)

Basic and diluted weighted average shares outstanding, Class A common stock	20,718,170	15,255,218	20,201,031	15,254,803
Basic and diluted net loss per share, Class A common stock	$(0.16)	$(0.34)	$(0.23)	$(0.68)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at January 1, 2025	19,248,390	$2	$92,583	$(77,209)	$216	$15,592

Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for extinguishment of debt	554,274	-	1,003	-	-	1,003
Common shares issued for vested RSUs	3,120	-	-	-	-	-
Taxes withheld for stock-based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	19,805,784	$2	$94,205	$(78,825)	$215	$15,597

Net loss	-	-	-	(3,139)	-	(3,139)
Stock-based compensation	-	-	754	-	-	754
Common shares issued for repayment of debt	1,555,378	-	1,328	-	-	1,328
Common shares issued for commitment shares	80,000	-	89	-	-	89
Taxes withheld for stock-based compensation	-	-	(18)	-	-	(18)
Cumulative translation adjustment	-	-	-	-	(301)	(301)
Balance at June 30, 2025	21,441,162	$2	$96,358	$(81,964)	$(86)	$14,310

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at January 1, 2024	15,254,389	$2	$83,282	$(57,801)	$(85)	$25,398

Net loss	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	599	-	-	599
Cumulative translation adjustment	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	$83,881	$(62,971)	$(31)	$20,881

Net loss	-	-	-	(5,256)	-	(5,256)
Stock-based compensation	-	-	833	-	-	833
Net exercise of options	12,570	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	22	22
Balance at June 30, 2024	15,266,959	$2	$84,714	$(68,227)	$(9)	$16,480

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(4,755)	$(10,426)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24	44
Amortization of intangible assets	1,366	1,366
Amortization of right of use asset	193	201
Amortization of debt discount and deferred financing cost	-	445
Accrued interest expense on promissory note and convertible debt	281	210
Accrued monitoring fee on promissory note	-	408
Deferred income taxes	-	(366)
Stock-based compensation expense	1,378	1,436
(Gain) loss on foreign currency transactions	(299)	84
Loss on debt extinguishment	48	-
Change in fair value of derivative liability	(3,076)	2,523
Loss on contract to issue common stock	20	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	869	1,555
Prepaid expenses and other current assets	(39)	(76)
Other assets	(19)	-
Accounts payable	414	(389)
Accrued liabilities	(38)	574
Operating lease liabilities	(203)	(212)
Deferred revenue	(155)	63
Net cash used in operating activities	(3,991)	(2,560)

Investing activities
Purchases of property and equipment	(16)	(26)
Net cash used in investing activities	(16)	(26)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	3,990	2,480
Net cash provided by financing activities	3,990	2,480

Effect of exchange rate changes on cash and cash equivalents	(9)	(9)
Net decrease in cash and cash equivalents	(26)	(115)
Cash and cash equivalents, beginning of period	4,880	6,275
Cash and cash equivalents, end of period	$4,854	$6,160

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$25
Cash paid for interest	$-	$-

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$240	$-
Common shares issued for debt extinguishment	$2,331	$-
Common shares issued as commitment shares	$89	$-
Right of use asset obtained in exchange for lease liability	$144	$393

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

The Business Combination was accounted for using the acquisition method (as a forward merger), with goodwill and other identifiable intangible assets recorded in accordance with U.S. GAAP, as applicable. Under this method of accounting, the “Enterprise Apps Business” (formerly known as CXApp) is treated as the “acquired” company for financial reporting purposes. KINS (now known as CXApp Inc.) has been determined to be the accounting acquirer because KINS maintains control of the Board of Directors and management of the combined company.

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of June 30, 2025, the Company had a working capital deficiency of approximately $1,415 thousand and cash and cash equivalents of approximately $4,854 thousand. For the three and six months ended June 30, 2025, the Company incurred net losses of approximately $3,139 thousand and $4,755 thousand, respectively. During the six months ended June 30, 2025, the Company used approximately $3,991 thousand of cash for operating activities.

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and utilization of cash in its operations are indicators of substantial doubt that the entity can continue as a going concern; however, with the Company’s current liquidity position the Company has taken the following steps to achieve efficient operations:

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, with the Company receiving net proceeds of approximately $3,990 thousand. As of June 30, 2025, approximately $15,800 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of June 30, 2025, the Company had $3,520 thousand in remaining available funding under this agreement.

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

Management remains focused on executing cost management strategies to optimize the Company’s expense structure and enhance operational efficiency. The Company is committed to expanding its customer base, introducing monetizable features, and driving recurring revenue growth in next 12 months. By leveraging its current cash position, financing agreements, and strategic initiatives, management is confident in CXAI’s ability to meet its obligations and support its operations for at least the next 12 months. While there are no guarantees, the Company’s robust financing pipeline and operational strategies provide a solid foundation for long-term financial stability.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance of credit losses;

●	the valuation of convertible debt;

●	the valuation of allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 7, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, which periodically exceed federally insured limits. The Company’s cash equivalents are certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. The Company has not realized any losses relating to its cash, cash equivalents, and accounts receivable.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments, and certificates of deposit with maturities of three months or less at the time of purchase. As of June 30, 2025, the Company held approximately $4,365 thousand in cash equivalents, consisting of certificates of deposit held at multiple banks, each limited to $250 thousand per bank and with durations of 90 days or less. As of December 31, 2024, the Company held approximately $4,353 thousand in cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has no allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively.

Other receivables as presented within “unbilled and other receivables” includes mainly sales tax recoverables from tax authorities. These are recognized when the underlying transaction occurs and reviewed periodically for collectibility. As of June 2025 and December 2024, sales tax receivables were $78 thousand and $67 thousand, respectively.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2025 and June 30, 2024.

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

The Company completed a qualitative goodwill impairment assessment as of June 30, 2025, and determined that no impairment was necessary. No goodwill impairment was recognized for the year ended December 31, 2024, based on the annual goodwill impairment evaluation performed as of November 30, 2024 for the year ended December 31, 2024.The Company based these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment for the three and six months ended June 30, 2025 and June 30, 2024.

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

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net transaction loss was approximately $301 thousand and $302 thousand, for the three months and six months ended June 30, 2025 and net gains of $22 thousand and $76 thousand for the three months and six months ended June 30, 2024, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024 and March 2025 (Settlement date April 2025) and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a loss on changes in the estimated fair value of the convertible debt of approximately $382 thousand and $500 thousand for the three and six months ended June 30, 2025, respectively, and $0 for the three and six months ended June 30, 2024.

Debt Issuance Costs

Under the fair value option election, costs directly associated with the borrowing are expensed as incurred.

Note Conversion

Convertible notes that are exchanged for equity pursuant to their original contractual terms are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Upon conversion, the carrying amount of the convertible debt is reclassified to equity. No gain or loss is recognized in earnings, as the conversion is executed under the original terms of the instrument.

If the debt is settled under modified terms, the transaction is accounted for in accordance with ASC 470-50, Debt – Modifications and Extinguishments. In such cases, a gain or loss is recognized equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation and other professional services for work performed in conjunction with its cloud-based software. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the condensed consolidated statement of operations in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

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

For the three and six months ended June 30, 2025 and June 30, 2024, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $2,532 thousand and $2,683 thousand as of June 30, 2025 and December 31, 2024, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff.

The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $787 thousand and $1,778 thousand, $842 thousand and $1,872 thousand, that was included in the contract liability balance at the beginning of the period, for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

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

Research and Development

Research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of personnel and related headcount costs, costs of professional services associated with the ongoing development of the Company’s technology and allocated overhead.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain on the condensed consolidated statements of operations amounting to $1,262 thousand and $3,576 thousand, for the three months and six months ended June 30, 2025, respectively. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the condensed consolidated statements of operations amounting to $1,051 thousand and $2,523 thousand for the three months and six months ended June 30, 2024, respectively.

The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three and six months ended June 30, 2025 and June 30, 2024, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2025 and June 30, 2024.

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Stock options	1,800	1,620	2,150	1,548
Restricted stock units	677	533	1,597	512
Warrants	21,032	21,032	21,302	21,032
Total	23,509	23,185	25,049	23,092

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the three and six months ended June 30, 2025, the Company recognized, in the consolidated statements of operations and comprehensive loss, unrealized gain of $1,262 thousand and $3,576 thousand, respectively. The Company recognized unrealized loss of $1,051 thousand and $2,523 thousand for the three and six months ended June 30, 2024, respectively.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobeservable input (Level 3)
Warrants	$1,472	$1,472	$-	$-
Convertible Note
-Streetervile Prepaid Purchase #3	3,139	-		3,139
-Avondale Prepaid Purchase #1	4,395	-	-	4,395

	As of December 31, 2024	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobeservable input (Level 3)
Warrants	$4,206	$4,206	$-	$-
Convertible Note
-Streetervile Prepaid Purchase #1	543	-	-	543
-Streetervile Prepaid Purchase #2	1,028			1,028
-Streetervile Prepaid Purchase #3	2,941	-	-	2,941

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

The following table shows the changes in fair value of the liabilities:

Warrant liability – January 1, 2025	$5,048
Change in fair value of derivative instruments	(2,314)
Warrant liability – March 31, 2025	2,734
Change in fair value of derivative instruments	(1,262)
Warrant liability – June 30, 2025	$1,472

Warrant liability – January 1, 2024	$1,683
Change in fair value of derivative instruments	1,472
Warrant liability – March 31, 2024	3,155
Change in fair value of derivative instruments	1,051
Warrant liability – June 30, 2024	$4,206

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the three and six months ended June 30, 2025 and June 30, 2024, the Company recognized an unrealized loss in the Consolidated Statements of Operations and Comprehensive Loss of $303 thousand and $421 thousand, $0 respectively, which are presented as a change in fair value of derivative liability. See additional details within Note 11, Convertible debt.

Under ASC Topic 820-10, the convertible debts that are being valued under the fair value option election were classified as Level 3 due to the use of unobservable inputs. The fair value of the convertible note is valued by an independent valuer using a probability-weighted scenarios model with the following significant inputs:

Streeterville

Pre-Paid Purchase #3

Inputs	June 30, 2025	December 31, 2024
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$1.07	$1.82
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.93	2.42
Volatility	93.6%	100.8%
Discount rate	12.66%	11.8%
Risk free rate	4.26%	4.22%

Avondale

Pre-Paid Purchase #1

Inputs	June 30, 2025
Valuation method	Scenario based analysis
Stock price	$1.07
Equity dividend yield	0.00%
Expected term (years)	2.74
Volatility	96.8%
Discount rate	24.00%
Risk free rate	4.26%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three and six months ended June 30, 2025 and June 30, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).” ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. We are currently evaluating the impact of adopting this standard on our condensed consolidated financial statements.

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

NOTE 3 – Disaggregation of Revenue

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its enterprise apps solutions systems, and professional services for work performed in conjunction with its systems, and sale of hardware.

Revenues consisted of the following (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Subscription revenue
Software	$-	$-	$1,504	$3,092
License & Maintenance Contracts	1,175	2,386	-	-
Total subscription revenue	$1,175	$2,386	$1,504	$3,092

Non-subscription revenue
Professional services	$20	$33	$262	$492
Hardware	28	28	-	-
Total non-subscription revenue	$48	$61	$262	$492

Total Revenue	$1,223	$2,447	$1,766	$3,584

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue recognized over time(1)(2)	$1,195	$2,419	$1,766	$3,584
Revenue recognized at point in time(3)	28	28	-	-
	$1,223	$2,447	$1,766	$3,584

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

NOTE 4 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer and office equipment	$212	$177
Furniture and fixtures	13	11
Leasehold improvements	5	4
Software	1	-
Total	231	192
Less: accumulated depreciation and amortization	(174)	(128)
Total Property and Equipment, Net	$57	$64

Depreciation and amortization expense were approximately $12 thousand and $24 thousand for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense were approximately $22 thousand and $44 thousand for the three and six months ended June 30, 2024, respectively.

NOTE 5 – Goodwill and Intangible Assets

The Company reviews goodwill for impairment on a reporting unit basis annually on November 30 (beginning with fiscal year 2024) and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of goodwill as of June 30, 2025 and December 31, 2024, was $8,737 thousand.

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

The Company completed a qualitative goodwill impairment assessment as of June 30, 2025 and determined that no impairment was necessary. No goodwill impairment was recognized for the year ended December 31, 2024 based on the annual goodwill impairment evaluation as of November 30, 2024 for the year ended December 31, 2024.

Intangible assets consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	4.67	$3,294	$(1,078)	$2,216	$3,294	$(843)	$2,451
Customer Relationships	2.67	5,604	(2,570)	3,034	5,604	(2,008)	3,596
Developed Technology	7.67	8,697	(1,993)	6,704	8,697	(1,558)	7,139
Patents and Intellectual Property	7.67	2,703	(619)	2,084	2,703	(485)	2,218
Totals		$20,298	$(6,260)	$14,038	$20,298	$(4,894)	$15,404

Future amortization expense on intangible assets as of June 2024 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2025 (remainder of year)	$1,365
2026	2,731
2027	2,731
2028	1,844
2029	1,611
Thereafter	3,756
Total	$14,038

NOTE 6 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(2,385)	(34)	(28)	(2,447)
Revenue deferred	2,196	34	10	2,240
Advance from customer	56	-	-	56
Deferred Revenue – June 30, 2025	$2,471	$61	$-	$2,532

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(6,202)	(798)	(142)	(7,142)
Revenue deferred	6,402	385	160	6,947
Deferred Revenue – December 31, 2024	$2,604	$61	$18	$2,683

Deferred revenues were approximately $2,532 thousand and $2,683 thousand at June 30, 2025 and December 31, 2024, respectively.

The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these license agreements and professional services and recognize the deferred revenue over the next twelve months.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses and reimbursements	$1,468	$1,690
Accrued compensation and benefits	412	382
Accrued insurance premium and interest	168	23
Accrued bonus and commissions	159	134
Accrued sales and other indirect taxes payable	106	95
Income tax payables	47	46
Accrued transaction costs	13	13
Accrued liabilities	$2,373	$2,383

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective March 14, 2025. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.25%. The first of ten separate monthly installment payments began on April 14, 2024. The Company made a down payment of $70 thousand on the policy. As of June 30, 2025 and December 31, 2024, the Company owed $168 thousand and $23 thousand, respectively, on the D&O insurance policy.

NOTE 8 – Promissory Note

Note payable consisted of the following (in thousands):

		June 30, 2025	December 31, 2024
Principal amount		$-	$3,885
Add:	Interest	-	372
	Accrued monitoring fee	-	273
		-	4,530
Less:	Extinguishment	-	3,927
		$-	$603

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

The Company analyzed the exchange of principal under the note as an extinguishment and compared the net carrying value of the debt being extinguished to the reacquisition price (shares of common stock being issued) and recorded an approximately $1,052 thousand loss on the exchange of debt for equity as a separate item in the other income (expense) section of the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

As of January 17, 2025, the Company paid down the entire Streeterville note.

Interest expense recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $0 and $2 thousand, $322 thousand, and $642 thousand for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

NOTE 9 – Warrants

Public Warrants

As of June 30, 2025 and December 31, 2024, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Private Warrants

As of June 30, 2025, and December 31, 2024, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions.

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

For the periods ended June 30, 2025 and December 31, 2024, there were no exercises or exchanges made in relation with the Company’s Warrants.

NOTE 10 – Stock Option Plan and Stock-Based Compensation

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the Incentive Plan. The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the terms of the Incentive Plan, there are 5,676,000 shares of CXApp Class A Common Stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the closing of the Business Combination (giving effect to the redemptions).

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

On April 4, 2025, the Board approved the award of 350,000 options to purchase common stock pursuant to the 2023 Equity Incentive plan to Khurram Sheikh, the Chief Executive Officer of the company and Joy Mbanugo, the Chief Financial Officer of the company. The options have an exercise price of $1.00 per share and expire on May 23, 2035. The stock options were valued using the Black-Scholes option valuation model and the fair value of the awards granted was determined to be $0.56 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes options valuation model was $1.00 per share.

See below the summary of stock options granted under the Incentive Plan as of June 30, 2025 and December 31, 2024.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousand)
Options outstanding at January 1, 2025	1,799,550	$1.52	8.74	0.93	$-
Granted	350,000	$1.00	9.90	0.56	-
Exercised	-	$-	-	-	-
Forfeited	-	$-	-	-	-
Options outstanding at June 30, 2025	2,149,550	$1.44	8.51	0.87	-
Options exercisable at June 30, 2025	979,547	$1.51

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousand)
Options outstanding at January 1, 2024	984,900	$1.53	9.25	0.90	$-
Granted	895,000	$1.51	9.25	0.96	-
Exercised	(70,350)	$1.53	-	0.90	108
Forfeited	(10,000)	$1.20	-	-	-
Options outstanding at December 31, 2024	1,799,550	$1.52	8.74	0.93	-
Options exercisable at December 31, 2024	422,100	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Research and development	$7	$4	$19	$7
Sales and marketing	6	16	42	48
General and administrative	38	82	249	267
Total non-cash stock compensation	$51	$102	$310	$322

As of June 30, 2025, the remaining unrecognized stock compensation expense totaled approximately $545 thousand. This amount will be recognized as expense over the weighted average remaining term of 2.53 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.08%	3.67% – 4.33%
Expected life of option grants	6.00 years	5.75 – 6.25 years
Expected volatility of underlying stock	54.62%	61.17% – 65.97%
Dividends assumption	$-	$-

Restricted Stock Units

In January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

On August 29, 2024, a total of 473,935 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.00 to $6.13 per restricted stock unit, for a weighted average fair value of $7.90 per restricted stock unit. There was no other activity related to restricted stock units for the six months ended June 30, 2025.

The following summarizes our RSUs transaction activity for six months ended June 30, 2025 and year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	688,935	$3.70
Granted	1,000,000	$1.00
Vested	(91,500)	$9.89
Forfeited	-	-
Outstanding at June 30, 2025	1,597,435

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Vested	(318,165)	$7.33
Forfeited	-	-
Outstanding at December 31, 2024	688,935

The total fair value of RSUs vested was $890 thousand and $905 thousand, during the three and six months ended June 30, 2025, respectively. The total fair value of RSUs vested was $889 thousand for three and six months ended June 30, 2024.

Non-cash stock-based compensation expenses related to restricted stock units for the six months ended June 30, 2025 and June 30, 2024 were recorded in the financial statements as summarized below:

	Three Months ended June 30, 2025	Six Months ended June 30, 2025	Three Months ended June 30, 2024	Six Months ended June 30, 2024
Research and development	$281	$383	$306	$404
Sales and marketing	141	193	155	206
General and administrative	281	492	272	504
Total non-cash stock compensation	$703	$1,068	$733	$1,114

As of June 30, 2025 and June 30, 2024, the Company has approximately $914 thousand and $721 thousands of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.86 year and 1.51 years, respectively.

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

In connection with the initial closing, the Company was required to issue 80,000 commitment shares to Avondale. On March 26, 2025, the Company recorded a liability of $69 thousand for the shares to be issued under the contract to issue common stock. On May 8, 2025, the Company issued the Class A Common Stock and recognized a loss of $20 thousand upon issuance.

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

As of June 30, 2025, Pre-Paid Purchase #1 is recorded at fair value of $4,388 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three months and six months ended June 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $195 thousand.

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

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #1 was recorded at its initial fair value of $2,562 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $63 thousand. For the three months and six months ended June 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $19 and $52 thousand, respectively. As of June 30, 2025, the entire outstanding balance of Pre-Paid Purchase #1 is converted into equity. Accordingly, no fair value measurement is required or presented on the accompanying condensed consolidated balance sheet as of June 30, 2025.

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

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.987 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.331, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #3 was recorded at its initial fair value of $2,986 thousand. The Company recognized an unrealized gain on change in fair value of pre-paid #3 of $164 thousand. As of June 30, 2025, Pre-Paid Purchase #3 is recorded at fair value of $3,139 thousand and is recognized under convertible debt on the accompanying condensed consolidated balance sheets. For the three months and six months ended June 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #3 of $145 thousand and $197 thousand, respectively.

The following table presents changes in convertible debt measured at fair value for the six months ended June 30, 2025 and for the year ended December 31, 2024.

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	4,200
Settlement(1)	(1,678)
Fair value measurement adjustments	500
Balance as of June 30, 2025	$7,534

Convertible Debt
Balance as of December 31, 2023	$-
Additions	6,825
Settlement(2)	(2,100)
Fair value measurement adjustments	(213)
Balance as of December 31, 2024	$4,512

(1)

During the six months ended June 30, 2025, the Company have issued 1,797,869 shares of the Company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase#1 and Pre-Paid Purchase#2. The shares issued have a total exchange amount of $1,677,755 thousand with exchange price of $0.75 to $1.44.

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

On December 31, 2024, the Company issued 246,220 shares of Class A Common Stock, net of 69,445 shares of Class A Common Stock to cover the withholding tax, for the 315,665 vested Restricted Stock Units.

On March 31, 2025, the Company issued total of 554,274 shares of Class A Common Stock to satisfy obligations due under the promissory note and convertible debt.

In April 2025, the company issued total of 971,213 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt.

On May 8, 2025, the Company issued 80,000 shares of the Company’s Class A Common Stock as part of the Security Purchase Agreement with Avondale. The issued shares serve as the commitment shares of the agreement.

On May 21, 2025, the company issued 112,192 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt.

In June 2025, the company issued total of 471,973 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt.

During six months ended June 30, 2025, the Company issued total of 2,109,652 shares of Class A Common Stock to satisfy obligations due under the promissory note and convertible debt. See Note 8, Promissory Note and Note 11, Convertible Debt, in the accompanying notes to the consolidated financial statements for further detail.

NOTE 13 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes is determined using the discrete method. This is because the Company has determined that it is not able to reliably forecast its annual earnings which results in an inability to calculate its annual effective tax rate.

Under the discrete method, the Company is calculating its income tax expense for the interim period based only on actual year-to-date results. This is an appropriate approach when the estimated annual effective tax rate method would not provide a reliable estimate of the quarterly income tax provision.

The Company recorded an income tax expenses of approximately $1 thousand and provision of $159 thousand, for the three months ended June 30, 2025 and 2024 respectively, income tax expense of approximately $1 thousand and provision of $366 thousand for the six months ended June 30, 2025 and 2024, respectively.

The effective tax rate for three and six months ended June 30, 2025 and 2024 was (0.03%) and (0.02%), (2.94%) and (3.39%), respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including impairment of goodwill and change in fair value of derivative warrant liabilities.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of June 30, 2025.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippine subsidiaries. Cash in foreign financial institutions as of June 30, 2025 and December 31, 2024 was $127 thousand and $166 thousand, respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the six months ended June 30, 2025 and June 30, 2024. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenue - Licenses	$1,175	$1,504	$2,386	$3,092
Revenue - Professional Services	20	262	33	492
Revenue - Hardware	28	-	28	-
Less:
Cost of revenue	171	353	321	680
Research and development	1,904	1,410	3,266	2,907
Sales and marketing	449	714	955	1,745
General and administrative	1,373	1,421	3,017	2,687
Interest expense, net	163	684	200	946
(Gain) loss on derivative liabilities	(880)	1,051	(2,196)	2,523
Loss on debt extinguishment	-	-	48	-
Other expense/(income), net	(256)	30	(274)	86
Add:
Income tax benefit provision (expense)	(1)	159	(1)	366

Total loss without non-cash	(1,702)	(3,738)	(2,011)	(7,624)
Less:
Other noncash expenses(1)	1,437	1,518	2,744	2,802
Net loss	$(3,139)	$(5,256)	$(4,755)	$(10,426)

(1)	Other for the three and six months ended June 30, 2025 includes $754 thousand and $1,378 thousand of stock compensation and related expenses, $683 thousands and $1,366 thousand of intangible amortization expense. Other for the three and six months ended June 30, 2024 includes $835 thousand and $1,436 thousand of stock compensation expenses, $683 thousand and 1,366 thousand of intangible amortization expense.

NOTE 16 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Three Months Ended June 30, 2025:
Revenues by geographic area	$1,199	$1,023	$183	$(1,182)	$1,223
Operating income (loss) by geographic area	$(4,717)	$599	$7	$-	$(4,111)
Net income (loss) by geographic area	$(4,036)	$893	$5	$-	$(3,139)

For the Six Months Ended June 30, 2025:
Revenues by geographic area	$2,396	$1,050	$390	$(1,389)	$2,447
Operating income (loss) by geographic area	$(8,032)	$159	$17	$-	$(7,856)
Net income (loss) by geographic area	$(5,218)	$451	$13	$-	$(4,755)

For the Three Months Ended June 30, 2024:
Revenues by geographic area	$1,669	$97	$233	$(233)	$1,766
Operating income (loss) by geographic area	$(3,080)	$(581)	$11	$-	$(3,650)
Net income (loss) by geographic area	$(4,655)	$(613)	$12	$-	$(5,256)

For the Six Months Ended June 30, 2024:
Revenues by geographic area	$3,336	$248	$473	$(473)	$3,584
Operating income (loss) by geographic area	$(6,080)	$(1,183)	$26	$-	$(7,237)
Net income (loss) by geographic area	$(9,182)	$(1,270)	$26	$-	$(10,426)

As of June 30, 2025:
Identifiable assets by geographic area	$29,021	$249	$298	$-	$29,568
Long lived assets by geographic area	$14,249	$120	$150	$-	$14,519
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2024:
Identifiable assets by geographic area	$31,087	$272	$444	$-	$31,803
Long lived assets by geographic area	$15,712	$175	$46	$-	$15,933
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 17 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The Manila, Philippines office lease expires in May 2025, the Canada lease expires in May 2026, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the condensed consolidated balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and June 30, 2024 was approximately $106 thousand and $213 thousand, $109 thousand, and $222 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of June 30, 2025, the weighted average remaining lease term is 1.2 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2024, the weighted average remaining lease term is 1.1 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousands)	Operating Leases
Year 2025	$208
Year 2026	208
Year 2027	33
Total lease payments	449
Less: Imputed interest	(27)
Present value of lease liabilities	$422

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

NOTE 19 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2025, through the date the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequents events:

One Big Beautiful Bill

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was enacted into law. Among its provisions, the reinstatement of full expensing for research and development expenditures is applicable to the Company. While further regulatory guidance is anticipated regarding the treatment of prior periods, the Company expects that the previously recognized deferred tax asset related to Section 174 will be reversed, resulting in an increase in net operating loss carryforwards. The Company is currently evaluating potential other impacts of the passage of OBBB.

Streeterville Debt

Following the quarter ended June 30, 2025, the Company converted a portion of its outstanding Streeterville Prepaid Purchase #3 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 1,994,072 shares of Class A common stock in connection with these conversions.

Draw from Avondale Pre-Paid Purchase

On August 7, 2025, the Company received net cash proceeds of $3,000 thousand from the second tranche of the Pre-Paid Purchase Agreement with Avondale, as per the SPA entered into on August 7, 2025. The second tranche was structured with a principal amount of $3,150 thousand, less a $150 thousand OID, resulting in the net cash proceeds mentioned above.

Shelf Registration Filing in Form S-3

After the quarter ended June 30, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150,000 thousand of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7,959 thousand of common stock under this registration. This amount is included within the total aggregate offering authorized.

This filing does not reflect conditions existing as of the reporting date and is therefore classified as a non-recognized subsequent event. The Company will evaluate and disclose any material issuances under this registration in future reporting periods, as applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited consolidated financial statements and notes thereto included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended June 30, 2025.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In fiscal year 2025, we prioritized three strategic pillars:

1.	AI-First Product Innovation: During the quarter, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in proprietary AI infrastructure aligns with market demand for intelligent, scalable solutions that transform the modern hybrid workplace.

2.	Enterprise Penetration and Revenue Quality Expansion: Our customer expansion strategy remained focused on high-value enterprise accounts, particularly across the financial services, healthcare, and technology sectors. We deepened relationships with existing Fortune 1000 clients through expanded deployments and multi-site activations while entering new verticals with strong product-market fit. As a result, recurring SaaS revenue accounted for 99% of total revenue in Q2 2025, underscoring the effectiveness of our “land-and-expand” motion and the stickiness of our platform.

3.	Margin Expansion through Cost Discipline: In Q2 2025, we reduced operating costs by streamlining SG&A and rationalizing our services delivery model. Gross profit totaled $1,052 thousand for the quarter and $2,126 thousand for the six-month period ended June 30, 2025, compared to $1,413 thousand and $2,904 thousand in the same periods of 2024, respectively. While total revenue declined due to the deliberate de-emphasis of non-recurring professional services, gross margin improved to 87% as we scaled our high-margin SaaS offerings. These actions demonstrate our ability to manage spend responsibly while building a more predictable, capital-efficient business model.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	During the three months ended June 30, 2025, the gross margin increased to 86% when compared to 80% in June 30, 2024, driven by moving the company to a SaaS based model focused on AI-enabled services.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology, aligning with our objective to target high-value, recurring revenue clients.

●	The transition to a recurring revenue model has improved revenue predictability and supports our long-term growth objectives.

Operational Efficiencies and Cost Management

●	During the three months ended June 30, 2025, operating expenses increased to $5,163 thousand compared to $5,063 thousand for the same period in 2024. This increase reflects strategic investment in ongoing research and development activities, alongside strategic cost management initiatives that have contributed to improved margins.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

For the three months ended June 30, 2025, cash and cash equivalents was 4,854 thousand.

●	This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating agentic AI for desk booking, advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	According to industry research, the global employee experience and workplace technology market is expected to grow at a compound annual growth rate (CAGR) exceeding 20% over the coming years. This trend reflects ongoing enterprise investment in hybrid workplace enablement, data-driven decision-making, and employee-centric technology platforms.

●	CXApp believes its AI-driven platform offers differentiated capabilities compared to traditional workplace management systems by integrating real-time analytics, behavioral insights, and predictive modeling. These features may support more agile decision-making for customers managing distributed workforces and dynamic office environments.

●	While macroeconomic uncertainty persists, the Company continues to observe strong interest from enterprise clients for intelligent, flexible workplace infrastructure. Management believes this demand aligns with the Company’s strategy to scale AI-enabled solutions that address evolving operational needs.

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

Recent Events

On April 8, 2025, the Company received proceeds from the Avondale convertible Pre-Paid Purchase #1.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended June 30, 2025 and June 30, 2024

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

(in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$1,223	$1,766
Cost of revenues	(171)	(353)
Gross profit	1,052	1,413
Operating expenses	(5,163)	5,063
Loss from operations	(4,111)	(3,650)
Other expense, net	973	(1,765)
Income tax benefit, provision (expense)	(1)	159
Net loss	$(3,139)	$(5,256)

Revenues

The Company generates revenue primarily from subscription-based Software as a Service (“SaaS”), as well as from the design, deployment, and implementation services provided through its enterprise applications platform. For the three months ended June 30, 2025, total revenue was $1,223 thousand, compared to $1,766 thousand for the three months ended June 30, 2024. The decrease of $543 thousand, or approximately 31%, was primarily attributable to a decline in non-recurring Professional Services revenue.

The reduction in Professional Services revenue reflects the Company’s strategic transition to a full SaaS delivery model, with a focus on recurring, high-margin revenue streams. Professional Services generally relate to implementation, customization, or integration services that are customer-specific and non-recurring in nature.

Subscription-based revenue comprised approximately 96% of total revenue for the three months ended June 30, 2025, compared to 85% for the same period in 2024, representing an 11-percentage point increase in revenue mix. This shift in revenue composition is consistent with management’s strategy to drive predictable recurring revenue and improve gross margin over time.

Gross Margin

Cost of revenues includes the direct costs to deliver the services, including labor and overhead. Cost of revenues was $171 thousand for the three months ended June 30, 2025, compared to $353 thousand for the three months ended June 30, 2024. The gross profit margin was 86% for the three months ended June 30, 2025, compared to 80% for the three months ended June 30, 2024. The decrease in cost of revenues of approximately $182 thousand, or approximately 51.55%, for the comparative periods ended June 30, 2025 and June 30, 2024, was attributable to a reduction in professional services-related costs, as well as lower hosting and infrastructure expenses for cloud services.

Operating Expenses

Operating expenses consist primarily of research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) costs. For the three months ended June 30, 2025, total operating expenses were $5,163 thousand, compared to $5,063 thousand for the same period in 2024, representing an increase of $100 thousand.

This increase was primarily driven by a $462 thousand rise in R&D expenses, reflecting increased investment in platform enhancements, including those related to the Company’s strategic relationship with Google. These efforts include development of deeper integrations with Google Workspace and AI infrastructure alignment designed to optimize data analytics and employee experience features across joint enterprise deployments.

The increase in R&D was partially offset by a $279 thousand decrease in sales and marketing expenses, as the Company reallocated go-to-market resources toward high-ROI enterprise accounts and strategic channel partnerships. Additionally, G&A expenses decreased by $83 thousand, reflecting ongoing cost control measures in administrative functions.

Management believes that these investments in innovation and platform interoperability position the Company to scale its AI-native offerings while driving long-term operating leverage.

Other Income/Expense

Other income/expense was an income of $973 thousand and an expense of $1,765 thousand for the three months ended June 30, 2025, and the three months ended June 30, 2024, respectively. This increase of $2,738 thousand in other income for the comparative periods was attributable to an increase in the change in fair value of derivative warrant liabilities of approximately $1,931 thousand, an increase in other income of approximately $286 thousand, and a decrease in interest expense of approximately $521 thousand.

Provision for Income Taxes

There was $1 thousand income tax expenses for the three months ended June 30, 2025, compared to $159 thousand tax benefit for the six months ended June 30, 2024. The income tax benefit for the three months ended June 30, 2024 is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net loss	$(3,139)	$(4,755)	$(5,256)	$(10,426)
Interest and other income	163	194	684	946
Income tax (benefit)/provision	1	1	(159)	(366)
Depreciation and amortization	695	1,390	705	1,410
EBITDA	(2,282)	$(3,172)	(4,026)	(8,436)
Adjusted for:
Changes in fair value of warrant liabilities	(880)	(3,076)	1,051	2,523
Loss on debt extinguishment	-	48	-	-
Unrealized (gain) loss	(291)	(287)	30	86
Loss on contract to issue common stock	21	21
Stock-based compensation - compensation and related benefits	754	1,378	835	1,436
Adjusted EBITDA	$(2,678)	$(5,088)	$(2,110)	$(4,391)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net loss. By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

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

Financing Obligations and Requirements

Net cash used in operating activities during the three months ended June 30, 2025, was $3,012 thousand, consisting of a net loss of $3,139 thousand and an operating gain of $596 thousand. On March 26, 2025, the Company entered into a Securities Purchase Agreement with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, was structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of approximately $3,990 thousand, which were received on April 8, 2025. As of June 30, 2025, approximately $15,800 thousand remained available under this agreement. Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of June 30, 2025, $3,520 thousand in funding remained available under this agreement. The Company believes these funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments, and other liquidity requirements associated with its existing operations for at least the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using its equity securities and/or a combination of cash and debt financings appropriate for each acquisition.

Liquidity and Capital Resources as of June 30, 2025 Compared with June 30, 2024

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of June 30, 2025, the Company had a working capital deficiency of approximately $1,415 thousand and cash of approximately $4,854 thousand. For the three months ended June 30, 2025, the Company incurred a net loss of approximately $3,139 thousand and used approximately $3,012 thousand of cash in operating activities.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Cash flows (used in) provided by
Net cash used in operating activities	$(3,012)	$(1,910)
Net cash provided by (used in) investing activities	(11)	(8)
Net cash provided by (used in) financing activities	3,990	2,480
Effect of exchange rates on cash	(6)	(5)
Net increase (decrease) in cash and cash equivalents	$961	$557

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$4,854	$4,880
Working capital deficit	$(1,415)	$(4,496)

Operating Activities for the three months ended June 30, 2025 and June 30, 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income (loss)	$(3,139)	$(5,256)
Non-cash income and expenses	596	3,302
Net change in operating assets and liabilities	(469)	44
Net cash used in operating activities	$(3,012)	$(1,910)

Cash Flows from Investing Activities for the three months ended June 30, 2025 and June 30, 2024

Net cash flows used in investing activities during the three months ended June 30, 2025 was approximately $11 thousand compared to net cash flows used in and provided in investing activities for the three months ended June 30, 2024 is $8 thousand. Cash flows related to investing activities during the three months ended June 30, 2025 and June 30, 2024 include $11 thousand and $8 thousand were used for the purchase of property and equipment.

Cash Flows from Financing Activities for the three months ended June 30, 2025 and June 30, 2024

Net cash flows provided in financing activities during the three months ended June 30, 2025 was approximately $3,990 thousand, primarily due to proceeds received from the issuance of convertible debt compared to net cash flows provided in financing activities for the six months ended June 30, 2024 is $ $2,480 thousand. On April 8,2025, the Company entered into a financing arrangement under which it issued convertible debt with a principal amount of $4,200 thousand. The Company received net proceeds of $3,990 thousand after accounting for any applicable discounts and transaction costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of June 30, 2025, the total obligation for operating leases is approximately $422 thousand, of which approximately $208 thousand is expected to be paid in the next twelve months.

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

The Management believes there have been no significant changes during the three months ended June 30, 2025, to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025. The material weakness and remediation activities were discussed in Part II, Item 9A “Controls and Procedures” of the Company’s 2024 Annual Report filed on April 7, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the third quarter of 2025, the Management plans to hire a qualified individual to oversee technical accounting matters. Further, the Company intends to add additional and more robust management review controls to provide more focus on detailed analysis and enhanced documentation procedures.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Definitive Proxy Statement Correction

On April 17, 2025, CXApp filed its definitive proxy statement on Schedule 14A for the annual meeting of shareholders held on May 20, 2025 (the “Proxy Statement”). The Company has determined that the Proxy Statement inadvertently misstated the fees for audit and other services provided by Withum for the fiscal year 2024 under Proposal 7: Ratification of the Selection of our Independent Registered Public Accounting Firm. The following table shows the corrected fees. CXApp does not believe this correction affects the outcome of any proposals presented at the annual meeting.

Fees	2024	2023
Audit Fees	$319,000	$235,000
Audit-Related fees	-	-
Tax Fees	38,000	9,000
All Other Fees	25,000	-
Total	$382,000	$244,000

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on March 17, 2023 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.3(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(4)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.8(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date: August 12, 2025	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Joy Mbanugo
	Name:	Joy Mbanugo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)