Form 10-Q
period 2025-09-30
CXApp Inc.
filed 2025-11-12
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

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

As of November 11, 2025, there were 28,629,315 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,088	$4,880
Accounts receivable	94	1,686
Unbilled and other receivables	184	89
Prepaid expenses and other current assets	644	425
Total current assets	6,010	7,080

Property and equipment, net	47	64
Intangible assets, net	13,355	15,404
Operating lease right-of-use asset, net	321	465
Goodwill	8,737	8,737
Other assets	73	53

Total Assets	$28,543	$31,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$951	$509
Accrued liabilities	2,451	2,383
Deferred revenue	1,573	2,683
Warrant liability	1,472	5,048
Operating lease obligation, current	274	350
Promissory note	-	603
Total current liabilities	6,721	11,576

Operating lease obligation, noncurrent	50	123
Convertible debt	6,538	4,512

Total Liabilities	$13,309	$16,211

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 25,850,177 shares issued and outstanding as of September 30, 2025, and 19,221,090 shares issued and outstanding as of December 31, 2024	3	2
Additional paid-in capital	100,340	92,583
Accumulated deficit	(85,121)	(77,209)
Accumulated other comprehensive income	12	216
Total Stockholders’ Equity	$15,234	$15,592

Total Liabilities and Stockholders’ Equity	$28,543	$31,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$1,114	$1,897	$3,561	$5,481

Cost of Revenues	123	372	444	1,052

Gross Profit	991	1,525	3,117	4,429

Operating Expenses
Research and development	1,475	1,552	5,144	4,882
Sales and marketing	412	689	1,601	2,677
General and administrative	2,246	2,286	6,004	5,743
Amortization of intangible assets	683	683	2,049	2,049
Total Operating Expenses	4,816	5,210	14,798	15,351

Loss from Operations	(3,825)	(3,685)	(11,681)	(10,922)

Other Income (Expense)
Interest expense, net	(107)	(316)	(307)	(1,524)
Change in fair value of derivative liability	887	(1,119)	3,963	(3,592)
Loss on debt extinguishment	-	(535)	(48)	(535)
Other income (expense), net	(112)	74	162	(12)
Total Other Income (Expense)	668	(1,896)	3,770	(5,663)

Loss, before tax	(3,157)	(5,581)	(7,911)	(16,585)
Deferred income tax benefit (expense)	-	147	(1)	513
Net Loss	$(3,157)	$(5,434)	$(7,912)	$(16,072)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	98	(42)	(204)	34
Comprehensive Loss	$(3,059)	$(5,476)	$(8,116)	$(16,038)

Basic and diluted weighted average shares outstanding, Class A common stock	23,359,850	15,699,685	21,343,724	15,407,007
Basic and diluted net loss per share, Class A common stock	$(0.13)	$(0.34)	$(0.38)	$(1.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at January 1, 2025	19,248,390	$2	$92,583	$(77,209)	$216	$15,592

Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for extinguishment of debt	554,274	-	1,003	-	-	1,003
Common shares issued for vested RSUs	3,120	-	-	-	-	-
Taxes withheld on stock based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	19,805,784	2	94,205	(78,825)	215	15,597

Net loss	-	-	-	(3,139)	-	(3,139)
Stock-based compensation	-	-	754	-	-	754
Common shares issued for extinguishment of debt	1,555,378	-	1,328	-	-	1,328
Common shares issued as commitment shares	80,000	-	89	-	-	89
Taxes withheld on stock based compensation	-	-	(18)	-	-	(18)
Cumulative translation adjustment	-	-	-	-	(301)	(301)
Balance at June 30, 2025	21,441,162	2	96,358	(81,964)	(86)	14,310

Net loss	-	-	-	(3,157)	-	(3,157)
Stock-based compensation	-	-	872	-	-	872
Common shares issued for extinguishment of debt	4,409,015	1	3,258	-	-	3,259
Taxes withheld on stock based compensation	-	-	(148)	-	-	(148)
Cumulative translation adjustment	-	-	-	-	98	98
Balance at September 30, 2025	25,850,177	$3	$100,340	$(85,121)	$12	$15,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at January 1, 2024	15,254,389	$2	$83,282	$(57,801)	$(85)	$25,398

Net loss	-	-	-	(5,170)	-	(5,170)
Stock-based compensation	-	-	599	-	-	599
Cumulative translation adjustment	-	-	-	-	54	54
Balance at March 31, 2024	15,254,389	$2	$83,881	$(62,971)	$(31)	$20,881

Net loss	-	-	-	(5,468)	-	(5,468)
Stock-based compensation	-	-	833	-	-	833
Net exercise of options	12,570	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	22	22
Balance at June 30, 2024	15,266,959	$2	$84,714	$(68,439)	$(9)	$16,268

Net loss	-	-	-	(5,434)	-	(5,434)
Stock-based compensation	-	-	906	-	-	906
Common shares issued for extinguishment of debt	798,298	-	1,935	-	-	1,935
Cumulative translation adjustment	-	-	-	-	(42)	(42)
Balance at September 30, 2024	16,065,257	$2	$87,555	$(73,873)	$(51)	$13,633

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(7,912)	$(16,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35	64
Amortization of intangible assets	2,049	2,049
Amortization of right of use asset	280	297
Amortization of debt discount and deferred financing cost	-	988
Accrued interest expense on promissory note and convertible debt	431	296
Accrued monitoring fee on promissory note	-	408
Deferred income taxes	-	(513)
Stock-based compensation expense	2,250	2,345
(Gain) loss on foreign currency transactions	(198)	48
Loss on debt extinguishment	48	535
Change in fair value of derivative liability	(3,963)	3,592
Loss on contract to issue common stock	20	-
Loss on asset disposal	4	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	1,514	1,696
Prepaid expenses and other current assets	(221)	111
Other assets	(19)	-
Accounts payable	435	(200)
Accrued liabilities	(96)	573
Operating lease liabilities	(295)	(310)
Deferred revenue	(1,112)	(536)
Net cash used in operating activities	(6,750)	(4,629)

Investing activities
Purchases of property and equipment	(21)	(30)
Net cash used in investing activities	(21)	(30)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	6,990	3,480
Net cash provided by financing activities	6,990	3,480

Effect of exchange rate changes on cash and cash equivalents	(11)	(14)
Net increase / (decrease) in cash and cash equivalents	208	(1,193)
Cash and cash equivalents, beginning of period	4,880	6,275
Cash and cash equivalents, end of period	$5,088	$5,082

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$25
Cash paid for interest	$-	$-

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$240	$225
Common shares issued for debt extinguishment	$7,520	$1,935
Common shares issued as commitment shares	$89	$-
Right of use asset obtained in exchange for lease liability	$144	$393

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

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of September 30, 2025, the Company had a working capital deficiency of approximately $711 thousand and cash and cash equivalents of approximately $5,088 thousand. For the three and nine months ended September 30, 2025, the Company incurred net losses of approximately $3,157 thousand and $7,912 thousand, respectively. During the nine months ended September 30, 2025, the Company used approximately $6,750 thousand of cash for operating activities.

The Company cannot assure that it will ever earn revenues sufficient to support their operations, or that it will ever achieve profitable operations. The Company’s recurring losses and cash utilization raise doubt about its ability to continue as a going concern. However, management believes these conditions have been mitigated for at least twelve months from the issuance date of these condensed consolidated financial statements, due to the Company’s recent financing arrangements and expense reduction initiatives. Based on current operating plans and available liquidity, management estimates available cash and committed funding will sustain operations through Q4 2026.

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, with the Company received net proceeds of approximately $3,990 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. As of September 30, 2025, approximately $12,650 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of September 30, 2025, the Company had $3,520 thousand in remaining available funding under this agreement.

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150,000 thousand of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7,959 thousand of common stock under this registration. This amount is included within the total aggregate offering authorized.

The Company believes that these financing efforts can mitigate any going concern indicators for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 7, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, which periodically exceed federally insured limits. The Company’s cash equivalents are certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. The Company has not realized any losses relating to its cash, cash equivalents, and accounts receivable. However, a material loss resulting from the failure of one or more financial institutions, or from a significant default in accounts receivable, could have a substantial adverse effect on the Company’s liquidity, financial position, and operating results. Given the concentration of these financial instruments, any unexpected credit event could impair the Company’s ability to meet its short-term obligations and fund ongoing operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments, and certificates of deposit with maturities of three months or less at the time of purchase. As of September 30, 2025, the Company held approximately $4,653 thousand in cash equivalents, consisting of certificates of deposit held at multiple banks, each limited to $250 thousand per bank and with durations of 90 days or less. As of December 31, 2024, the Company held approximately $4,353 thousand in cash equivalents, consisting of certificates of deposit held at multiple banks, each limited to $250 thousand per bank and with durations of 90 days or less.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivables are not overstated due to un-collectability. Allowance for credit losses are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has no allowance for credit losses as of September 30, 2025 and December 31, 2024.

Other receivables as presented within “unbilled and other receivables” includes mainly unbilled receivables and sales tax recoverable from tax authorities. These are recognized when the underlying transaction occurs and reviewed periodically for collectability. As of September 30, 2025 and December 31, 2024, sales tax receivables were $77 thousand and $67 thousand, respectively.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2025 and September 30, 2024.

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

The Company completed a qualitative as well as quantitaive goodwill impairment assessment as of September 30, 2025, and determined that no impairment was necessary. No goodwill impairment was recognized for the year ended December 31, 2024, based on the annual goodwill impairment evaluation performed as of November 30, 2024 for the year ended December 31, 2024. The Company based these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. Based on its assessments, the Company did not incur any impairment for the three and nine months ended September 30, 2025 and September 30, 2024.

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

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. The aggregate foreign currency net transaction gain was approximately $98 thousand, and loss of $204 thousand, for the three and nine months ended September 30, 2025 and net loss of $42 thousand and net gain of $34 thousand for the three and nine months ended September 30, 2024, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024 and March 2025 (Settlement date April 2025) and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a net gain on changes in the estimated fair value of the convertible debt of approximately $887 thousand and $387 thousand for the three and nine months ended September 30, 2025, respectively, and loss of $67 thousand and $17 thousand for the three and nine months ended September 30, 2024.

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

If the debt is settled under modified terms, the transaction is accounted for in accordance with ASC 470-50, “Debt - Modifications and Extinguishments” (“ASC 470-50”). In such cases, a gain or loss is recognized equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt.

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

The Company recognizes revenue in accordance with ASC 606. The standard’s core principle is that an entity will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is a principles-based standard intended to better match the accounting for the transaction with the economics of the transaction. This requires entities to use more judgment and make more estimates than under previous revenue standards.

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

For the three and nine months ended September 30, 2025 and September 30, 2024, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $1,573 thousand and $2,683 thousand as of September 30, 2025 and December 31, 2024, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff.

The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license. The Company recognized revenue in the reporting period of $547 thousand and $2,325 thousand, that was included in the contract liability balance at the beginning of the period, for the three and nine months ended September 30, 2025 and $487 thousand and $2,359 thousand, that was included in the contract liability balance at the beginning of the period, for the three and nine months ended September 30, 2024, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance as a warrant liability and adjusted to the then fair value in each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain on the condensed consolidated statements of operations amounting to $0 and $3,576, for the three and nine months ended September 30, 2025, respectively. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the condensed consolidated statements of operations amounting to $1,052 thousand and $3,575 thousand for the three and nine months ended September 30, 2024, respectively.

The Company utilized the Public Warrant quoted market price as the fair value of the Warrants as of each relevant date.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three and nine months ended September 30, 2025 and September 30, 2024, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2025 and September 30, 2024.

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Stock options	2,150	1,850	2,150	1,602
Restricted stock units	1,597	699	1,072	514
Warrants	21,032	21,032	21,032	21,032
Total	24,779	23,581	24,254	23,148

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the three and nine months ended September 30, 2025, the Company recognized, in the consolidated statements of operations and comprehensive loss, unrealized gain of $0 and $3,576, respectively. The Company recognized unrealized loss of $1,052 thousand and $3,575 thousand for the three and nine months ended September 30, 2024, respectively.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,472	$1,472	$-	$-
Convertible Note
-Avondale Prepaid Purchase #1	3,564	-	-	3,564
-Avondale Prepaid Purchase #2	2,974	-	-	2,974

	As of December 31, 2024	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$5,048	$5,048,000	$-	$-
Convertible Note
-Streeterville Prepaid Purchase #1	543	-	-	543
-Streeterville Prepaid Purchase #2	1,028	-	-	1,028
-Streeterville Prepaid Purchase #3	2,941	-	-	2,941

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

The following table shows the changes in fair value of the liabilities:

Warrant liability – January 1, 2025	$5,048
Change in fair value of derivative instruments	(2,314)
Warrant liability – March 31, 2025	2,734
Change in fair value of derivative instruments	(1,262)
Warrant liability – June 30, 2025	1,472
Change in fair value of derivative instruments	-
Warrant liability – September 30, 2025	$1,472

Warrant liability – January 1, 2024	$1,683
Change in fair value of derivative instruments	1,472
Warrant liability – March 31, 2024	3,155
Change in fair value of derivative instruments	1,051
Warrant liability – June 30, 2024	4,206
Change in fair value of derivative instruments	1,052
Warrant liability – September 30, 2024	$5,258

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the three and nine months ended September 30, 2025, the Company recognized an unrealized gain in the Consolidated Statements of Operations and Comprehensive loss of $887 and $387, respectively. For the three and nine months ended September 30, 2024, the Company recognized an unrealized loss in the Consolidated Statements of Operations and Comprehensive loss of $67 thousand and $17 respectively, which are presented as a change in fair value of derivative liability. See additional details within Note 11, Convertible debt.

Under ASC Topic 820-10, the convertible debts that are being valued under the fair value option election were classified as Level 3 due to the use of unobservable inputs. The fair value of the convertible note is valued by an independent valuer using a probability-weighted scenarios model with the following significant inputs:

Avondale

Pre-Paid Purchase #1

Inputs	September 30, 2025
Valuation method	Scenario based analysis
Stock price	$0.74
Equity dividend yield	0.00%
Expected term (years)	2.49
Volatility	97.80%
Discount rate	3.83%
Risk free rate	3.57%

Pre-Paid Purchase #2

Inputs	September 30, 2025
Valuation method	Scenario based analysis
Stock price	$0.74
Equity dividend yield	0.00%
Expected term (years)	2.49
Volatility	97.80%
Discount rate	3.83%
Risk free rate	3.65%

Streeterville

Pre-Paid Purchase #3

Inputs	December 31, 2024
Valuation method	Scenario based analysis
Stock price	$1.82
Equity dividend yield	0.00%
Expected term (years)	2.42
Volatility	100.08%
Discount rate	11.80%
Risk free rate	4.22%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three and nine months ended September 30, 2025 and September 30, 2024.

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

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We adopted this guidance as of January 1, 2025, on a prospective basis and the adoption did not have a material impact on our condensed consolidation financial statements.

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

In November 2024, the FASB issued ASU No. 2024-04 “Debt-Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a preexisting contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The ASU is effective for all entities in annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption permitted for entities that have adopted the amendments in ASU 2020-06. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods that occurred after the adoption of the amendments in ASU 2020-06. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Subscription revenue
Software	$-	$-	$1,660	$4,752
License & Maintenance Contracts	1,108	3,494	-	-
Total subscription revenue	$1,108	$3,494	$1,660	$4,752

Non-subscription revenue
Professional services	$4	$37	$102	$594
Hardware	2	30	135	135
Total non-subscription revenue	$6	$67	$237	$729

Total Revenue	$1,114	$3,561	$1,897	$5,481

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue recognized over time(1)(2)	$1,112	$3,531	$1,762	$5,346
Revenue recognized at point in time(3)	2	30	135	135
	$1,114	$3,561	$1,897	$5,481

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

NOTE 4 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer and office equipment	$209	$177
Furniture and fixtures	4	11
Leasehold improvements	5	4
Software	-	-
Total	218	192
Less: accumulated depreciation and amortization	(171)	(128)
Total Property and Equipment, Net	$47	$64

Depreciation expense was approximately $11 thousand and $35 thousand for the three and nine months ended September 30, 2025, respectively. Depreciation expense was approximately $20 thousand and $64 thousand for the three and nine months ended September 30, 2024, respectively.

NOTE 5 – Goodwill and Intangible Assets

The Company reviews goodwill for impairment on a reporting unit basis annually on November 30 (beginning with fiscal year 2024) and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of goodwill was $8,737 thousand as of September 30, 2025 and December 31, 2024.

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

The Company completed a qualitative as well as quantitative goodwill impairment assessment as of September 30, 2025, and determined that no impairment was necessary. No goodwill impairment was recognized for the year ended December 31, 2024 based on the annual goodwill impairment evaluation as of November 30, 2024 for the year ended December 31, 2024.

Intangible assets consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	4.42	$3,293	$(1,196)	$2,097	$3,294	$(843)	$2,451
Customer Relationships	2.42	5,604	(2,849)	2,755	5,604	(2,008)	3,596
Developed Technology	7.42	8,697	(2,210)	6,487	8,697	(1,558)	7,139
Patents and Intellectual Property	7.42	2,703	(687)	2,016	2,703	(485)	2,218
Totals		$20,297	$(6,942)	$13,355	$20,298	$(4,894)	$15,404

Future amortization expense on intangible assets as of September 2025 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2025 (remainder of year)	$682
2026	2,731
2027	2,731
2028	1,844
2029	1,611
Thereafter	3,756
Total	$13,355

NOTE 6 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(3,493)	(37)	(31)	(3,561)
Revenue deferred	2,343	39	13	2,395
Advance from customer	56	-	-	56
Deferred Revenue – September 30, 2025	$1,510	$63	$-	$1,573

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(6,202)	(798)	(142)	(7,142)
Revenue deferred	6,402	385	160	6,947
Deferred Revenue – December 31, 2024	$2,604	$61	$18	$2,683

Deferred revenues were approximately $1,573 thousand and $2,683 thousand as of September 30, 2025 and December 31, 2024, respectively.

The fair value of the deferred revenue approximates the services to be rendered. The Company expects to satisfy its remaining performance obligations for these license agreements and professional services and recognize the deferred revenue over the next twelve months.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses and reimbursements	$1,507	$1,690
Accrued compensation and benefits	520	382
Accrued insurance premium and interest	96	23
Accrued bonus and commissions	160	134
Accrued sales and other indirect taxes payable	108	95
Income tax payables	47	46
Accrued transaction costs	13	13
Accrued liabilities	$2,451	$2,383

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective March 14, 2025. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.25%. The first of ten separate monthly installment payments began on April 14, 2024. The Company made a down payment of $70 thousand on the policy. As of September 30, 2025 and December 31, 2024, the Company owed $96 thousand and $23 thousand, respectively, on the D&O insurance policy.

NOTE 8 – Promissory Note

Note payable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$-	$3,885
Add:
Interest	-	372
Accrued monitoring fee	-	273
	-	4,530
Less: Extinguishment	-	3,927
Total	$-	$603

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

Interest expense recognized on the condensed consolidated statement of operations and comprehensive loss were approximately $0 and $2 thousand, $317 thousand, and $958 thousand for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

NOTE 9 – Warrants

Public Warrants

As of September 30, 2025 and December 31, 2024, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Private Warrants

As of September 30, 2025 and December 31, 2024, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions.

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

For the three and nine months ended September 30, 2025 and September 30, 2024 there were no exercises or exchanges made in relation with the Company’s Warrants.

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

See below the summary of stock options granted under the Incentive Plan as of September 30, 2025 and December 31, 2024.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value
Options outstanding at January 1, 2025	1,799,550	$1.52	8.74	$0.93	$-
Granted	350,000	$1.00	9.65	0.56	-
Exercised	-	$-	-	-	-
Forfeited	-	$-	-	-	-
Options outstanding at September 30, 2025	2,149,550	$1.44	8.26	0.87	-
Options exercisable at September 30, 2025	1,058,972	$1.39

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	$984,900	$1.53	$9.25	$0.90	$-
Granted	895,000	1.51	9.25	0.96	-
Exercised	(70,350)	1.53	-	0.90	108
Forfeited	(10,000)	1.20	-	-	-
Options outstanding at December 31, 2024	1,799,550	1.52	8.74	0.93	-
Options exercisable at December 31, 2024	$422,100	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Research and development	$7	$5	$26	$12
Sales and marketing	5	16	47	64
General and administrative	78	89	327	356
Total non-cash stock compensation	$90	$110	$400	$432

As of September 30, 2025, the remaining unrecognized stock compensation expense totaled approximately $489 thousand. This amount will be recognized as expense over the weighted average remaining term of 2.28 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model for the nine months ended September 30, 2025 and the year ended December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Risk-free interest rate	4.08%	3.67% – 4.33%
Expected life of option grants	6.00 years	5.75 – 6.25 years
Expected volatility of underlying stock	54.62%	61.17% – 65.97%
Dividends assumption	$-	$-

Restricted Stock Units

In January 2024, a total of 47,000 restricted stock units of the Company’s common stock were granted to employees of the Company under the Incentive Plan at various dates.

On August 29, 2024, a total of 473,935 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.00 to $6.13 per restricted stock unit, for a weighted average fair value of $3.7 per restricted stock unit. There was no other activity related to restricted stock units for the nine months ended September 30, 2025.

The following summarizes our RSUs transaction activity for nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	688,935	$3.70
Granted	1,000,000	$1.00
Vested	(617,435)	$3.59
Forfeited	-	$-
Outstanding at September 30, 2025	1,071,500

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Vested	(318,165)	$7.33
Forfeited	-	$-
Outstanding at December 31, 2024	688,935

The total fair value of RSUs vested was $1,309 thousand and $2,214 thousand, during the three and nine months ended September 30, 2025, respectively. The total fair value of RSUs vested was $2,318 thousand for three and nine months ended September 30, 2024.

Non-cash stock-based compensation expenses related to restricted stock units for the three and nine months ended September 30, 2025 and September 30, 2024 were recorded in the financial statements as summarized below:

	Three Months ended September 30, 2025	Nine Months ended September 30, 2025	Three Months ended September 30, 2024	Nine Months ended September 30, 2024
Research and development	4	387	100	504
Sales and marketing	2	195	51	257
General and administrative	776	1,268	648	1,152
Total non-cash stock compensation	782	1,850	799	1,913

As of September 30, 2025, the Company has approximately $594 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.71 year.

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

As of September 30, 2025, Pre-Paid Purchase #1 is recorded at fair value of $3,564 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #1 of $831 thousand and $636 thousand, respectively.

On August 7, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Avondale, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $3,150 thousand and Avondale gave consideration of 3,000 thousand, reflecting original issue discount of $150 thousand. On August 7, 2025, the Company received the net proceeds from Avondale.

The Avondale convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #2 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.0957 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1826, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #2.

As of September 30, 2025, Pre-Paid Purchase #2 is recorded at fair value of $2,974 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #2 of $176 thousand.

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

The convertible Pre-Paid Purchase #1 has the original principal amount of $2,625 thousand and Streeterville gave consideration of $2,480 thousand, reflecting original issue discount of $125 thousand and Streeterville’s transaction cost of $20 thousand. On June 3, 2024, the Company received the net proceeds. As of September 30, 2025 and December 31, 2024, Pre-Paid Purchase #1 is recorded at fair value of $0 and $543 thousand respectively and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $0 and $52 thousand, respectively.

On September 30, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #2 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $1,050 thousand and Lender gave consideration of $1,000 thousand, reflecting original issue discount of $50 thousand. On September 30, 2024, the Company received the net proceeds from the Lender. As of September 30, 2025 and December 31, 2024, Pre-Paid Purchase #2 is recorded at fair value of $0 and $1,028 thousand respectively and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $0 and $55 thousand, respectively.

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

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. Streeterville may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.987 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.331, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #3 was recorded at its initial fair value of $2,986 thousand. The Company recognized an unrealized gain on change in fair value of pre-paid #3 of $164 thousand. For the three months and nine months ended September 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #3 of $120 thousand and $317 thousand, respectively. As of September 30, 2025, the entire outstanding balance of Pre-Paid Purchase #3 was converted into equity. Accordingly, no fair value measurement is required or presented on the accompanying condensed consolidated balance sheet as of September 30, 2025.

The following table presents changes in convertible debt measured at fair value for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	7,350
Settlement(1)	(4,937)
Fair value measurement adjustments	(387)
Balance as of September 30, 2025	$6,538

Convertible Debt
Balance as of December 31, 2023	$-
Additions	6,825
Settlement(2)	(2,100)
Fair value measurement adjustments	(213)
Balance as of December 31, 2024	$4,512

(1)

During the nine months ended September 30, 2025, the Company has issued 6,206,884 shares of the Company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase#1 and Pre-Paid Purchase#2. The shares issued have a total exchange amount of $4,937 thousand with exchange prices ranging from $0.59 to $1.44.

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

During April 2025, the company issued total of 971,213 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt through multiple issuances.

On May 8, 2025, the Company issued 80,000 shares of the Company’s Class A Common Stock as part of the Security Purchase Agreement with Avondale. The issued shares serve as the commitment shares of the agreement.

On May 21, 2025, the company issued 112,192 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt.

During June 2025, the company issued total of 471,973 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt through multiple issuances.

During July 2025, the company issued total of 834,762 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt through multiple issuances.

During August 2025, the company issued total of 2,074,223 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt through multiple issuances.

During September 2025, the company issued total of 1,500,030 shares of the company’s Class A Common stock to satisfy obligations due under the convertible debt through multiple issuances.

During nine months ended September 30, 2025, the Company issued total of 6,206,884 shares of Class A Common Stock to satisfy obligations due under the promissory note and convertible debt. See Note 8, Promissory Note and Note 11, Convertible Debt, in the accompanying notes to the consolidated financial statements for further detail.

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

The Company recorded an income tax expenses of approximately $0 thousand and $1 thousand, for the three and nine months ended September 30, 2025, respectively and income tax benefits of approximately $147 thousand and $513 thousand for the three and nine months ended September 30, 2024, respectively.

The effective tax rate for the three months ended and for the nine months ended September 30, 2025 were 0.00% and 0.01%, respectively. The effective tax rate for the three months ended and for the nine months ended September 30, 2024 were (2.86)% and (3.22)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against deferred tax assets in the foreign jurisdictions and the significant permanent differences including impairment of goodwill and change in fair value of derivative warrant liabilities.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of September 30, 2025.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippine subsidiaries. Cash in foreign financial institutions as of September 30, 2025 and December 31, 2024, was $73 thousand and $166 thousand, respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the nine months ended September 30, 2025 and September 30, 2024. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

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

The CODM does not evaluate profitability below the level of the consolidated company. The Company uses net income (loss) as the primary measure of financial performance. However, in evaluating operating results on a budget versus actual basis, the Company focuses on cash-based operating expenses as a more cost of revenue, professional services, marketing, research and development, and other general and administrative expenses-to be significant. In contrast, the Company does not place significant emphasis on stock-based compensation, amortization of intangibles, change in fair value of warrant liabilities, loss on debt extinguishment, and other non-cash adjustments in its internal analysis of period-over-period operating results.

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue - Licenses	$1,108	$1,660	$3,493	$4,752
Revenue - Professional Services	4	102	37	594
Revenue - Hardware	2	135	31	135
Less:
Cost of revenue	123	372	444	1,052
Research and development	1,464	1,447	4,730	4,354
Sales and marketing	405	622	1,360	2,367
General and administrative	1,392	1,255	4,409	3,210
Interest expense, net	107	316	307	1,524
(Gain) loss on derivative liabilities	(887)	1,119	(3,963)	3,592
Loss on debt extinguishment	-	535	48	535
Other expense/(income), net	112	(74)	(162)	12
Add:
Income tax benefit provision (expense)	-	147	(1)	513
Total loss without non-cash	(1,602)	(3,842)	(3,613)	(11,678)
Less:
Other noncash expenses(1)	1,555	1,592	4,299	4,394
Net loss	$(3,157)	$(5,434)	$(7,912)	$(16,072)

(1)	Other for the three and nine months ended September 30, 2025 includes $872 thousand and $2,250 thousand of stock compensation and related expenses, $683 thousand and $2,049 thousand of intangible amortization expense. Other for the three and nine months ended September 30, 2024 includes $909 thousand and $3,028 thousand of stock compensation expenses, $683 thousand and $1,366 thousand of intangible amortization expense.

NOTE 16 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Three Months Ended September 30, 2025:
Revenues by geographic area	$1,091	$2,775	$150	$(2,902)	$1,114
Operating income (loss) by geographic area	$(6,254)	$2,422	$7	$-	$(3,825)
Net income (loss) by geographic area	$(5,479)	$2,318	$4	$-	$(3,157)

For the Nine Months Ended September 30, 2025:
Revenues by geographic area	$3,487	$3,825	$540	$(4,291)	$3,561
Operating income (loss) by geographic area	$(14,286)	$2,581	$24	$-	$(11,681)
Net income (loss) by geographic area	$(10,698)	$2,769	$17	$-	$(7,912)

For the Three Months Ended September 30, 2024:
Revenues by geographic area	$1,804	$93	$236	$(236)	$1,897
Operating income (loss) by geographic area	$(2,634)	$(467)	$(225)	$-	$(3,326)
Net income (loss) by geographic area	$(4,816)	$(388)	$(230)	$-	$(5,434)

For the Nine Months Ended September 30, 2024:
Revenues by geographic area	$5,140	$341	$709	$(709)	$5,481
Operating income (loss) by geographic area	$(8,714)	$(1,650)	$(199)	$-	$(10,563)
Net income (loss) by geographic area	$(14,210)	$(1,658)	$(204)	$-	$(16,072)

As of September 30, 2025:
Identifiable assets by geographic area	$28,111	$151	$281	$-	$28,543
Long lived assets by geographic area	$13,512	$88	$123	$-	$13,723
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

As of December 31, 2024:
Identifiable assets by geographic area	$31,087	$272	$444	$-	$31,803
Long lived assets by geographic area	$15,712	$175	$46	$-	$15,933
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 17 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The lease for the Company’s office premises in Manila, Philippines expired in May 2025. The Company elected not to renew the lease and has since entered into a new lease agreement within the Philippines at a lower cost. T he Canada lease expires in May 2026, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the condensed consolidated balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and September 30, 2024 was approximately $106 thousand and $317 thousand, $109 thousand, and $331 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of September 30, 2025, the weighted average remaining lease term is 1.0 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2024, the weighted average remaining lease term is 1.1 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousands)	Operating Leases
Year 2025	$106
Year 2026	204
Year 2027	32
Total lease payments	342
Less: Imputed interest	(18)
Present value of lease liabilities	$324

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

NOTE 19 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025, through the date the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events:

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement. The Company received $669 thousand and issued 782,102 shares of class A common stock, which are intended to be used for general working capital and other general corporate purposes.

On October 17, 2025, the Company received net cash proceeds of $5,000 thousand from the second tranche of the Pre-Paid Purchase Agreement with Avondale, as per the SPA entered into on, October 17, 2025. The third tranche was structured with a principal amount of $5,250 thousand, less a $250 thousand OID, resulting in the net cash proceeds mentioned above.

Following the quarter ended September 30, 2025, the Company converted a portion of its outstanding Avondale Prepaid Purchase #1 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 1,583,633 shares of Class A common stock in connection with these conversions.

This filing does not reflect conditions existing as of the reporting date and is therefore classified as a non-recognized subsequent event. The Company will evaluate and disclose any material issuances under this registration in future reporting periods, as applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited consolidated financial statements and notes thereto included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended September 30, 2025.

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

In fiscal year 2025, we prioritized three strategic pillars:

1.	AI-First Product Innovation: During the quarter, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in state-of-the-art AI infrastructure in partnership with Google Cloud (GCP) is enabling intelligent and scalable solutions that will transform the modern workplace.

2.	Subscription Revenue Quality Expansion: Our customer expansion strategy remained focused on high-value enterprise accounts, particularly across the financial services, healthcare, and technology sectors with subscription based recurring revenue model. We deepened relationships with existing Fortune 1000 clients through expanded deployments and multi-site activations As a result, recurring SaaS revenue accounted for 99.46% of total revenue in Q3 2025, underscoring the effectiveness of our recurring business model.

3.	Margin Expansion through Cost Discipline: In Q3 2025, we reduced operating costs by streamlining SG&A and rationalizing our services delivery model. Gross profit totaled $991 thousand for the quarter and $3,117 thousand for the nine-month period ended September 30, 2025, compared to $1,525 thousand and $4,429 thousand in the same periods of 2024, respectively. While total revenue declined due to the deliberate de-emphasis of non-recurring professional services, gross margin improved to 88.96% as we scaled our high-margin SaaS offerings. These actions demonstrate our ability to manage spend responsibly while building a more predictable, capital-efficient business model.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	During the three months ended September 30, 2025, the gross margin remained strong reaching, 88.96%, when compared to 80.39% in September 30, 2024, driven by moving the company to a SaaS based model focused on AI-enabled services.

●	Customer base remained stable and diversified, with continued presence across financial services, healthcare, and technology sectors, supporting our focus on high-value, recurring revenue clients.

●	The transition to a recurring revenue model has improved revenue predictability and supports our long-term growth objectives.

Operational Efficiencies and Cost Management

●	Operating expenses remained largely consistent during the three months ended September 30, 2025, totaling $4,816 thousand compared to $5,210 thousand for the same period in 2024. This stability reflects a balanced approach to strategic investments in research and development, alongside effective cost management initiatives that have supported margin improvements.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

For the three months ended September 30, 2025, cash and cash equivalents was $5,088 thousand.

●	This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating agentic AI for desk booking, advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	According to industry research, the global employee experience and workplace technology market is expected to grow at a compound annual growth rate (CAGR) exceeding 20% over the coming years. This trend reflects ongoing enterprise investment in hybrid workplace enablement, data-driven decision-making, and employee-centric technology platforms.

●	CXApp believes its AI-driven platform offers differentiated capabilities compared to traditional workplace management systems by integrating real-time analytics, behavioral insights, and predictive modeling. These features may support more agile decision-making for customers managing distributed workforces and dynamic office environments.

●	While macroeconomic uncertainty persists, the Company continues to observe strong interest from enterprise clients for intelligent, flexible workplace infrastructure. Management believes this demand aligns with the Company’s strategy to scale AI-enabled solutions that address evolving operational needs.

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

Recent Events

On August 7, 2025, the Company received net proceeds of $3,000 thousand from the Avondale convertible Pre-Paid Purchase #2.

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150.0 million of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7.959 million of common stock under this registration. This amount is included within the total aggregate offering authorized.

Subsequently The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement. The Company received $669 thousand and issued 782,102 shares of class A common stock, which are intended to be used for general working capital and other general corporate purposes.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended September 30, 2025 and September 30, 2024

The following table sets forth our results of operations. This data should be read together with our unaudited financial statements and related notes.

(in thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$3,561	$5,481
Cost of revenues	(444)	(1,052)
Gross profit	3,117	4,429
Operating expenses	(14,798)	(15,351)
Loss from operations	(11,681)	(10,922)
Other income (expense), net	3,770	(5,663)
Income tax benefit, provision (expense)	(1)	513
Net loss	$(7,912)	$(16,072)

Revenues

The Company generates revenue primarily from subscription-based Software as a Service (“SaaS”), as well as from the design, deployment, and implementation services provided through its enterprise applications platform. For the nine months ended September 30, 2025, total revenue was $3,561 thousand, compared to $5,481 thousand for the nine months ended September 30, 2024. The decrease of $1,920 thousand, or approximately 35%, was primarily attributable to a decline in non-recurring Professional Services and hardware revenue.

The reduction in Professional Services revenue reflects the Company’s strategic transition to a full SaaS delivery model, with a focus on recurring, high-margin revenue streams. Professional Services generally relate to implementation, customization, or integration services that are customer-specific and non-recurring in nature.

Subscription-based revenue comprised approximately 98.12% of total revenue for the nine months ended September 30, 2025, compared to 86.70% for the same period in 2024, representing a 12-percentage point increase in revenue mix. This shift in revenue composition is consistent with management’s strategy to drive predictable recurring revenue and improve gross margin over time.

Gross Margin

Cost of revenues includes the direct costs to deliver the services, including labor and overhead. Cost of revenues was $444 thousand for the nine months ended September 30, 2025, compared to $1,052 thousand for the nine months ended September 30, 2024. The gross profit margin was 87.53% for the nine months ended September 30, 2025, compared to 80.81% for the nine months ended September 30, 2024. The decrease in cost of revenues of approximately $608 thousand, or approximately 57.79%, for the comparative periods ended September 30, 2025 and September 30, 2024, was attributable to a reduction in professional services-related costs, as well as lower hosting and infrastructure expenses for cloud services.

Operating Expenses

Operating expenses consist primarily of research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) costs. For the nine months ended September 30, 2025, total operating expenses were $14,798 thousand, compared to $15,351 thousand for the same period in 2024, representing a decrease of $553 thousand.

The decrease was primarily driven by a $1,076 thousand rise in S&M expenses, was mainly driven by workforce downsizing and lower payroll, travel, and commission-related costs.

The decrease in S&M was partially offset by a $261 thousand increase in general and administrative expenses, primarily due to higher professional service fees and increased stock-based compensation expenses related to restricted stock units (RSUs). Furthermore, R&D expenses increase by $262 thousand, primarily due to the true-up billing of the Google commit and the completion of the GCP Marketplace integration.

Management believes that these investments in innovation and platform interoperability position the Company to scale its AI-native offerings while driving long-term operating leverage.

Other Income/Expense

Other income/expense was an income of $3,770 thousand and expense of $5,663 thousand for the nine months ended September 30, 2025, and the nine months ended September 30, 2024, respectively. This increase of 9,433 thousand in other income for the comparative periods was attributable to an increase in the change in fair value of derivative warrant liabilities of approximately $7,555 thousand, a increase in other income of approximately $174 thousand, an increase in interest expense of approximately $1,217 thousand, and an increase of $487 thousand in debt extinguishment.

Provision for Income Taxes

There was $1 thousand income tax expenses for the nine months ended September 30, 2025, compared to $147 thousand tax benefit for the nine months ended September 30, 2024. The income tax benefit for the nine months ended September 30, 2024 is primarily a result of the release of valuation allowance attributable to acquired intangible assets from the Business Combination recorded in the first quarter of 2023.

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net loss	$(3,157)	$(7,912)	$(5,004)	$(15,430)
Interest and other income	107	307	274	1,220
Income tax (benefit)/provision	-	(1)	(147)	(513)
Depreciation and amortization	694	2,084	703	2,113
EBITDA	(2,356)	(5,522)	(4,174)	(12,610)
Adjusted for:
Changes in fair value of warrant liabilities	(887)	(3,963)	1,052	3,575
Loss on debt extinguishment	-	48	535	535
Unrealized (gain) loss	105	(182)	(36)	50
Loss on contract to issue common stock	-	21	-	-
Loss on asset disposal	4	4	-
Stock-based compensation - compensation and related benefits	872	2,250	909	2,345
Adjusted EBITDA	$(2,262)	$(7,344)	$(1,714)	$(6,105)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

Net cash used in operating activities during the nine months ended September 30, 2025, was $6,750 thousand, consisting of a net loss of $7,912 thousand and an operating gain of $1,162 thousand. On March 26, 2025, the Company entered into a Securities Purchase Agreement with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, was structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of approximately $3,990 thousand, which were received on April 8, 2025. The second tranche of the SPA was issued on August 7, 2025, with the principal amount of $3,150 thousand, was structured with $150 thousand of OID, net proceeds of $3,000 thousand which was received on August 7, 2025. As of September 30, 2025, approximately $12,650 thousand remained available under this agreement. Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of September 30, 2025, $3,520 thousand in funding remained available under this agreement. The Company believes these funds are sufficient to satisfy its working capital needs, capital asset purchases, debt repayments, and other liquidity requirements associated with its existing operations for at least the next 12 months from the issuance date of the financial statements. The Company may continue to pursue strategic transactions and may raise additional capital as needed, using its equity securities and/or a combination of cash and debt financings appropriate for each acquisition.

Liquidity and Capital Resources as of September 30, 2025 Compared to September 30, 2024

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150,000 thousand of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7,959 thousand of common stock under this registration. This amount is included within the total aggregate offering authorized.

As of September 30, 2025, the Company had a working capital deficiency of approximately $711 thousand and cash of approximately $5,088 thousand. For the nine months ended September 30, 2025, the Company incurred a net loss of approximately $7,912 thousand and used approximately $6,750 thousand of cash in operating activities.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows (used in) provided by
Net cash used in operating activities	$(6,750)	$(4,629)
Net cash provided by (used in) investing activities	(21)	(30)
Net cash provided by (used in) financing activities	6,990	3,480
Effect of exchange rates on cash	(11)	(14)
Net increase (decrease) in cash and cash equivalents	$208	$(1,193)

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,088	$4,880
Working capital deficit	$711	$(4,496)

Operating Activities for the nine months ended September 30, 2025 and September 30, 2024

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income (loss)	$(7,912)	$(16,072)
Non-cash income and expenses	956	10,109
Net change in operating assets and liabilities	206	1,334
Net cash used in operating activities	$(6,750)	$(4,629)

Cash Flows from Investing Activities for the nine months ended September 30, 2025 and September 30, 2024

Net cash flows used in investing activities during the nine months ended September 30, 2025 was approximately $21 thousand compared to net cash flows used in investing activities for the nine months ended September 30, 2024 is $30 thousand. Cash flows related to investing activities during the nine months ended September 30, 2025 and September 30, 2024 include $21 thousand and $30 thousand were used for the purchase of property and equipment.

Cash Flows from Financing Activities for the nine months ended September 30, 2025 and September 30, 2024

Net cash flows provided in financing activities during the nine months ended September 30, 2025 was approximately $6,990 thousand, primarily due to proceeds received from the issuance of convertible debt compared to net cash flows provided in financing activities for the nine months ended September 30, 2024 is $3,480 thousand. On April 11, 2025, the Company entered into a financing arrangement under which it issued convertible debt with a principal amount of $4,200 thousand. A second tranche of the arrangement was issued on August 7, 2025, with a principal amount of $3,150 thousand. The Company received total net proceeds of $6,990 thousand after deducting applicable discounts and transaction costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of September 30, 2025, the total obligation for operating leases is approximately$324 thousand, of which approximately $274 thousand is expected to be paid in the next twelve months.

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

The Management believes there have been no significant changes during the three months ended September 30, 2025, to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025.

JOBS Act Accounting Election

Following the transaction, CXApp will be an “emerging growth company” as defined in the JOBS Act. As such, the Company will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. The Company has not made a decision whether to take advantage of any or all of these exemptions. If the Company does take advantage of some or all of these exemptions, some investors may find the Company’s common stock less attractive. The result may be a less active trading market for the Company’s common stock and its stock price may be more volatile.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025. The material weakness and remediation activities were discussed in Part II, Item 9A “Controls and Procedures” of the Company’s 2024 Annual Report filed on April 7, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has developed and is implementing a comprehensive remediation plan to address the material weaknesses identified in internal control over financial reporting.

For Tax Accounting Controls, the Company has enhanced review procedures and implemented automated reconciliation processes to improve the completeness and accuracy of income tax accruals, with a particular focus on state tax liabilities. The Company has also engaged external tax specialists to assist in refining accrual methodologies and strengthening related documentation and review processes.

With respect to the Expense Accrual Process, the Company has revised its period-end close procedures to include standardized accrual checklists, earlier cut-off timelines, and enhanced management review controls. These measures are designed to improve the timeliness and accuracy of expense recognition, including legal and professional fees. The accounting team now performs monthly and quarterly analyses of recurring expenses to validate the completeness of accruals. For material and ad hoc contracts, targeted outreach is conducted to confirm expected accruals for the reporting period, further reinforcing the completeness and accuracy of expense recognition. Significant modifications to agreements and disputes are jointly reviewed by legal counsel and senior leadership, including the CEO and CFO, to ensure appropriate recognition and disclosure.

For Fair Value Election and Embedded Derivatives, the Company has enhanced its accounting policy framework to ensure appropriate identification, bifurcation, and fair value measurement of financial instruments. A valuation specialist has been engaged to perform independent fair value assessments, and management performs quarterly reviews to validate the reasonableness and accuracy of those valuations. Management has implemented a structured contract review protocol that requires both the finance and legal teams to assess new and existing agreements for features that may give rise to embedded derivatives. This process includes a detailed checklist aligned with ASC 815 guidance and escalation procedures for contracts with contingent, variable, or non-standard terms. In addition, targeted training has been provided to accounting and finance personnel to strengthen technical competency and ensure compliance with applicable accounting standards.

Management will continue to monitor the effectiveness of these remediation efforts and will complete additional enhancements as necessary to ensure sustainable improvement in the Company’s internal control environment.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, no director or officer of CXApp notified CXApp of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Fees	2024	2023
Audit Fees	$319	$235
Audit-Related fees	-	-
Tax Fees	38	9
All Other Fees	25	-
Total	$382	$244

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on March 17, 2023 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.3(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.3(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.4(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.5(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.6(2)(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh.
10.7(4)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.8(5)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.11(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
14.1(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
#	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date:	November 12, 2025	By:	/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Joy Mbanugo
Name:	Joy Mbanugo
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)