Form 10-K
period 2025-12-31
CXApp Inc.
filed 2026-03-30
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-39642

CXApp Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2104918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. )

Four Palo Alto Square, Suite 200 3000 El Camino Real Palo Alto, CA	94306
(Address of Principal Executive Offices)	(Zip Code)

(650) 785-7171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	CXAI	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	CXAIW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $22,942,043.

As of March 24, 2026, there were 57,115,772 shares of the Registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

CXAPP INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2025

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

Our flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. Key components of the platform include:

●	CXAI Applications: Mobile and web-based applications that provide employees and other users with access to workplace information, communications, and workflows across iOS, Android, kiosk and web environments.

●	CXAI BTS (Behind the Scenes): The platform’s core infrastructure layer that supports content management, workflow automation, integrations with enterprise systems, and security and compliance controls. CXAI BTS includes a configurable rules engine designed to support complex customer requirements, including policy-based workflows, role-based access controls, and administrative governance.

●	CXAI-VU: An analytics and AI-enabled insights module that aggregates and analyzes workplace and experience-related data to provide visibility into usage patterns, engagement metrics, and operational trends. CXAI-VU includes natural language processing capabilities that allow administrators to query data and retrieve insights using voice or text-based commands.

●	Agentic AI Capabilities: AI-enabled functionality designed to support task execution, workflow orchestration, and self-service interactions across workplace, employee, and venue-related use cases.

The CXAI Platform is offered through subscription-based licensing arrangements and is available for deployment through major cloud service providers, including Amazon Web Services, Google Cloud Platform, and Microsoft Azure. The Company also provides implementation, configuration, and ongoing support services in connection with customer deployments.

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

The Future of Work is Hybrid, Connected, and Intelligent

We believe the future of the return-to-office model is not about rigid mandates — it’s about creating an office experience that employees choose to be part of. We believe companies that invest in automation, real-time insights, and seamless digital experiences will successfully bridge the gap between attendance goals and employee expectations. With the right technology in place, organizations can transform the office into a hub of innovation, engagement, and productivity, setting the foundation for long-term workplace success.

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

Human Capital

Our success depends on our ability to attract, develop, and retain top talent across our organization. We are committed to building an inclusive, and a high-performing workforce aligned with our mission to “redefine the employee experience through intelligent space management.”

Workforce Demographics

As of March 24, 2026, we employed approximately 35 full-time employees. Our workforce includes professionals in software engineering, product development, sales, customer success, and corporate functions. A portion of our workforce is located outside the U.S., particularly in Canada and the Philippines.

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

Risk Factor Summary

Risks Relating to our Operations.

●	We have a history of net losses, and future financings may be dilutive or difficult to obtain. Integrating acquisitions or new offerings strains our infrastructure and may not generate expected benefits. Contract disputes or litigation can be costly and time-consuming, and any failure to control our expenses or effectively manage growth could negatively affect profitability.

Risks Relating to our Growth

●	Our plans depend on scaling operations and expanding sales to new and existing customers. The rapidly evolving technology landscape requires us to anticipate and respond to shifts in customer needs and industry standards; if our solutions do not achieve broad adoption, our growth prospects and revenues may suffer.

Risks Relating to our Personnel

●	Our business depends on hiring, developing, and retaining highly skilled employees, including key executives and technical professionals. Competition for specialized talent is intense; any difficulty in recruiting or high turnover could disrupt operations and impede growth. If we lose critical personnel without adequate successors, fail to motivate our workforce, or incur excessive expenses to retain staff, our profitability and strategic objectives may be adversely affected.

Risks Relating to our Intellectual Property

●	Our success depends on protecting proprietary technologies, methodologies, and trade secrets. We rely on patents, copyrights, confidentiality agreements, and other intellectual property measures to maintain our competitive advantage. However, the rapidly evolving nature of technology and the potential for unauthorized use or misappropriation of our intellectual property expose us to infringement claims and legal disputes that may be expensive, divert management’s attention, or result in loss of proprietary rights.

Risks Related to Ownership of our Securities

●	Our stock price can be volatile, and we have no current plans to pay dividends. Future equity issuances could dilute existing stockholders. Failure to meet Nasdaq listing standards or changing market conditions could reduce market liquidity or cause delisting. New or evolving regulations may also affect stockholder rights and the value of our common stock.

Risks Related to our Accounting Policies

●	We prepare our consolidated financial statements in accordance with U.S. GAAP, which is subject to interpretation and may change over time. Adjustments in standards or unexpected changes in accounting estimates, goodwill impairments, or restatements of prior-period financial statements could adversely affect our reported results. If our internal control over financial reporting proves ineffective, we may be unable to provide accurate or timely financial information, potentially harming our credibility with investors and regulators.

Risks Related to Cybersecurity Threats

●	We operate in an environment prone to security breaches, data corruption, hacking, and other cyber incidents. Our products, services, and corporate systems — along with those of our partners or suppliers — may be vulnerable to increasingly sophisticated cyber threats. A successful breach or service disruption could compromise customer data, impede operations, damage our reputation, result in legal and regulatory liability, and diminish market confidence in our solutions.

Risks Related to our Industry

●	We compete in a rapidly evolving sector with frequent technological advances, emerging business models, and the introduction of new or improved products by competitors. Developing market-leading innovations is capital-intensive and uncertain. Failure to anticipate and respond to industry changes, standardize new offerings, or gain market acceptance could erode our competitive position. In addition, macroeconomic pressures, regulatory complexities, and intensifying competition all contribute to heightened operational and financial risks.

Risks Related to External Factors and Third Parties

●	Fluctuations in global or regional economic conditions, political disruptions, pandemics, or conflicts can interrupt supply chains and dampen demand for our products. Compliance with diverse international regulations, including data privacy laws and trade restrictions, involves complexities and potential liabilities that can adversely affect our business.

Risks Relating to our Operations

We have a history of operating losses and there is no assurance that we will ever be able to earn sufficient revenue to achieve profitability or raise additional financing to successfully operate our business plan.

We have a history of operating losses and may not earn sufficient revenue to support our operations. We have incurred recurring net losses of approximately $13,473 thousand and $19,408 thousand for the fiscal years ended 2025 and 2024, respectively. Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

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

The trading price of our common stock, as well as our warrants, is likely to be volatile. The stock market has experienced extreme volatility in the past and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	price and volume fluctuations in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	changes in how enterprises perceive the benefits of our platform and products;

●	announcements by us or our competitors of new products, solutions or technologies or significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management or departures of key personnel;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our common stock or other securities;

●	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic and political conditions such as economic downturns, recessions, interest rates, fuel prices, trade wars, tariffs, pandemics, currency fluctuations and acts of war or terrorism; and

●	the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

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

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed. For example, on September 11, 2025, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq, the Company no longer complied with Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”), which requires that the closing bid price of the Company’s common stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days. The Company initially had 180 calendar days, or until March 10, 2026, to regain compliance with the Nasdaq Minimum Bid Price Requirement. The Company was unable to regain compliance with the Nasdaq Minimum Bid Price Requirement by March 10, 2026.

On March 11, 2026, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that it has been provided an additional compliance period of 180 calendar days, or until September 7, 2026, to regain compliance with the Nasdaq Minimum Bid Price Requirement. The Extension Notice has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market.

If at any time before September 7, 2026, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it is in compliance with the Nasdaq Minimum Bid Price Requirement. However, if compliance with the Nasdaq Minimum Bid Price Requirement cannot be demonstrated by September 7, 2026, Nasdaq will notify the Company that its Common Stock will be delisted from Nasdaq, at which time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company will continue to monitor the bid price of the Common Stock and consider its available options to regain compliance with the Nasdaq Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Nasdaq Minimum Bid Price Requirement.

If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, the failure to meet the Nasdaq Minimum Bid Price Requirement could expose the Company to risk of litigation concerning any impact upon the Company’s price of the Company’s common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.

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

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. As discussed in Note 5 – “Goodwill and Intangible Assets, net” in the Notes to the Consolidated Financial Statements under Item 15 of this Annual Report, we incurred a goodwill impairment loss of $2,148 thousand, resulting in a negative impact on our results of operations for the year ended December 31, 2025.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect the Company’s business and share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2025, management implemented enhanced controls and processes to address each of these material weaknesses, including the engagement of external consultants to support the tax provision process, the implementation of a formalized month-end close checklist, and the development of a revised process for identifying and evaluating new and amended contracts for derivative features and fair value considerations. Based on the steps taken and the testing performed as of December 31, 2025, management has concluded that each of these previously reported material weaknesses has been fully remediated and no longer exists as of December 31, 2025

Although we have undertaken remediation efforts to address the material weaknesses previously identified, we cannot provide assurance that such measures will be sufficient to avoid potential future material weaknesses. Remediation measures are time-consuming on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company will need to continue to expend resources, including accounting-related costs and management oversight. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error, any of which could be enhanced or facilitated by artificial intelligence. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and met with resistance and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

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

Our top three customers accounted for approximately 40% and 24% of our gross revenue during the year ended December 31, 2025 and the year ended December 31, 2024, respectively. One customer accounted for 16% of our gross revenue in 2025, and a separate customer accounted for 10% of our gross revenue in 2024; however, each of these customers may or may not continue to be a significant contributor to revenue in 2026. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

Global events and other general economic factors that are beyond our control may impact our results of operations. These factors can include interest rates; economic downturn; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. The impact that these global events will have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to experience growth or not be materially adversely affected.

Our businesses, results of operations and financial condition could be adversely affected by ongoing international conflicts and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine, and the ongoing conflicts in the Middle East (including the conflict between Iran and Israel and the United States’ military actions against Iran) has caused political, economic, and military instability in Israel and surrounding regions. While we have no operations in Russia, Ukraine, Iran, Israel, Palestine, or surrounding areas, our business may be indirectly adversely affected by this conflict and its effects, including as a result of financial and economic sanctions imposed by governments in the U.S., United Kingdom and European Union, among others, on certain industry sectors and parties in Russia.

We are unable to predict the impact of either the ongoing conflicts in the Middle East (including the conflict between Iran and Israel and the United States’ military actions against Iran) or the Russia-Ukraine conflict on our business or the global economy. The impact of further escalation of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, protracted or further increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.

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

In addition, our international operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons, and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. With respect to political factors, the United Kingdom’s 2016 referendum, commonly referred to as “Brexit,” has created economic and political uncertainty in the European Union. Also, the European Union’s General Data Protection Regulation imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China. China is currently a leading global source of hardware products, including the hardware products that we use. Since 2018, the United States and China have been engaged in a prolonged trade dispute that has resulted in several rounds of escalating tariffs imposed by both countries. While the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People’s Republic of China (the “Phase One Trade Agreement”) in January 2020, which took steps to ease certain trade tensions, including tensions involving intellectual property theft and forced intellectual property transfers by China, the broader trade relationship has since deteriorated significantly. In 2025, the U.S. administration imposed substantial new tariffs on a wide range of Chinese goods, and China has responded with retaliatory tariffs and other countermeasures. These actions have contributed to heightened uncertainty regarding the future of U.S.-China trade relations, and the risk of further escalation remains. The imposition of additional tariffs, export controls, or other trade restrictions by either country could adversely affect our ability to source our hardware products and therefore our ability to manufacture our products. Our ability to manufacture our products could also be affected by economic uncertainty in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to source the components necessary to manufacture our products, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.

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

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, Canada, or Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. During 2025, the U.S. administration imposed significant new tariffs on imports from a number of countries, including China, Canada, and Mexico, and has signaled its intent to further expand or increase tariffs on additional goods and trading partners. Foreign governments, including China, Canada, and Mexico, have responded with retaliatory tariffs and other countermeasures targeting U.S. goods and businesses. These developments have contributed to increased trade tensions and economic uncertainty globally. A continued or escalating trade war, additional governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

CXApp’s information security program is designed to identify, assess, and manage risks to the confidentiality, integrity, and availability of the Company’s information assets and is implemented based on ISO 27001 and SOC 2 frameworks.

Risk Management Program

As part of its information security program, CXApp maintains a risk management program that includes the identification, evaluation, and treatment of risks across the organization’s information assets, including risks arising from cybersecurity threats. The risk management program addresses uncertainties related to information assets in order to help ensure that desired business outcomes are achieved. CXApp performs formal risk assessments on an annual basis to identify security risks related to its corporate operations, products, and services and initiates appropriate remediation activities where necessary.

CXApp’s information security program is aligned with the Company’s business objectives and establishes processes governing the identification of risks, assignment of risk ownership, evaluation of how risks impact the confidentiality, integrity, and availability of information, and determination of appropriate risk treatment methods. A formal risk assessment methodology has been approved by management and is applied consistently across the organization.

The risk management framework includes guidelines for identifying and estimating the cost of protective measures designed to eliminate or reduce security risks to an acceptable level. All operations, products, services, information assets, and information systems that are owned and operated by CXApp are assessed for risks resulting from threats to the integrity, availability, and confidentiality of the Company’s data.

The risk management program focuses on the following activities:

●	Identification of Strategic Objectives: Alignment of strategic objectives and risk management to avoid a siloed approach to risk management and to support effective risk assessments.

●	Identification of Risks: Ongoing identification and documentation of risks that could affect CXApp’s strategic objectives, security functions, and business continuity.

●	Analysis of Risks: Evaluation of the likelihood and potential impact of identified risks and prioritization of risks relative to one another.

●	Mitigation Planning: Development of decisions and actions designed to reduce the likelihood or impact of risks or to improve the Company’s response to risk events.

●	Tracking and Controlling Risks: Ongoing monitoring, reporting, and management oversight of risks and associated mitigation plans, including adjustments in response to changes in the risk environment.

In addition to annual risk assessments, CXApp monitors cybersecurity risks on an ongoing basis through security monitoring, vulnerability management activities, and periodic reassessment in response to significant changes in the threat landscape or business operations.

CXApp engages independent third-party assessors and auditors in connection with its cybersecurity risk management processes, including for independent assurance examinations, certification audits, and periodic external testing activities. The Company also maintains processes to identify and oversee cybersecurity risks associated with third-party service providers, including through vendor risk assessments, review of independent assurance reports, and contractual security requirements.

Governance

As part of the risk management program, responsibility for cybersecurity risk management is distributed across the organization and includes the Information Technology department, system owners, department managers, and executive management.

Management’s Role in Managing Risks

The Information Technology department is responsible for conducting risk assessments and for prioritizing, implementing, and maintaining appropriate risk-reduction measures identified through the risk assessment process.

Risk owners are individuals who are accountable for ensuring that assigned risks are managed appropriately. Multiple personnel may have direct responsibility for or oversight of activities designed to manage a given risk and work collaboratively with the designated risk owner. Responsibilities for the continued development, implementation, and maintenance of the risk management program are assigned internally.

Executive management is responsible for sponsoring and supporting the risk management program and processes, participating in risk management discussions, and reviewing and approving risk assessments and mitigation plans. As of December 31, 2025, the Company was not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of risks associated with cybersecurity incidents, see Item 1A. Risk Factors – Risks Relating to Cybersecurity Threats in this Annual Report.

The Company’s Senior Director of DevOps and IT is responsible for leading the assessment and management of cybersecurity risks and has prior professional experience in information security, risk management, and technology operations. The Senior Director of DevOps and IT provides regular reports regarding cybersecurity risks and related matters to executive management, the Audit Committee, and the Board of Directors.

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

(b) Holders

As of March 24, 2026, there were approximately 104 holders of record of our shares of Class A common stock and approximately 14 holders of record of our redeemable warrants. This includes Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 12 of this report.

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

(g) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the years ended December 31, 2025, and December 2024.

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

In fiscal year 2025, we focused on three key priorities:

1.	AI-First Product Innovation: During the year, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in state-of-the-art AI infrastructure in partnership with Google Cloud (GCP) is enabling intelligent and scalable solutions that will transform the modern workplace.

2.	Subscription Revenue Quality Expansion: Our customer expansion strategy remained focused on high-value enterprise accounts, particularly across the financial services, healthcare, and technology sectors with subscription based recurring revenue model. We deepened relationships with existing Fortune 1000 clients through expanded deployments and multi-site activations As a result, recurring SaaS revenue accounted for 98% of total revenue in 2025, underscoring the effectiveness of our recurring business model.

3.	Margin Expansion through Cost Discipline: In 2025, we reduced operating costs by streamlining SG&A and rationalizing our services delivery model. Gross profit totaled $4,005 thousand for the year ended December 31, 2025, compared to $5,857 thousand in the same periods of 2024, respectively. While total revenue declined due to the deliberate de-emphasis of non-recurring professional services, gross margin improved to 87% as we scaled our high-margin SaaS offerings. These actions demonstrate our ability to manage spend responsibly while building a more predictable, capital-efficient business model.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	Fiscal year 2025 recurring revenue increased to 98% from 87%, driven by moving the company to a SaaS based model focused on AI-enabled services.

●	Customer base remained stable and diversified, with continued presence across financial services, healthcare, and technology sectors, supporting our focus on high-value, recurring revenue clients.

●	The transition to a recurring revenue model has improved revenue predictability and supports our long-term growth objectives.

Operational Efficiencies and Cost Management

●

Total operating expenses increased to $21,582 thousand for the year ended December 31, 2025, compared to $19,598 thousand for the year ended December 31, 2024. The increase was primarily attributable to the $2,148 thousand goodwill impairment charge recorded during 2025, which was included in operating expenses. Excluding the impact of goodwill impairment, operating expenses declined year over year, reflecting the Company’s cost optimization initiatives and continued focus on margin improvement.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

●	As of year-end, cash and cash equivalents was $11,101 thousand with access to an additional $3,520 thousand from Streeterville Securities Purchase Agreement the Company entered into on May 22, 2024, and $3,200 thousand from Avondale Securities Purchase Agreement the company entered into on March 26, 2025, ensuring flexibility to support future growth.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating agentic AI for desk booking, advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	According to industry research, the global employee experience and workplace technology market is expected to grow at a compound annual growth rate (CAGR) exceeding 20% over the coming years. This trend reflects ongoing enterprise investment in hybrid workplace enablement, data-driven decision-making, and employee-centric technology platforms.

●	CXApp believes its AI-driven platform offers differentiated capabilities compared to traditional workplace management systems by integrating real-time analytics, behavioral insights, and predictive modeling. These features may support more agile decision-making for customers managing distributed workforces and dynamic office environments.

●	While macroeconomic uncertainty persists, the Company continues to observe strong interest from enterprise clients for intelligent, flexible workplace infrastructure. Management believes this demand aligns with the Company’s strategy to scale AI-enabled solutions that address evolving operational needs.

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

Business Description

Company Overview

CXApp Inc. (“CXAI”), is a provider of enterprise software designed to support employee experience, workplace operations, and organizational decision-making. CXAI delivers a cloud-based platform that integrates digital workplace applications, analytics, and artificial intelligence capabilities intended to improve how employees, administrators, and organizations interact with workplace environments.

CXAI is headquartered in the San Francisco Bay Area, with additional operating locations in Toronto, Canada and Manila, Philippines. The Company serves customers across more than 50 countries, including organizations in regulated industries such as financial services, healthcare, and technology, as well as media and entertainment and consumer sectors.

CXAI’s platform is designed to operate within customers’ existing enterprise technology environments and is deployed across physical, hybrid, and digital workplace settings.

Market Context and Opportunity

Organizations continue to adapt to distributed and hybrid work models, increasing demand for software that supports employee engagement, workplace utilization, and operational efficiency. At the same time, organizations are evaluating the use of artificial intelligence, including agentic AI, to automate tasks, coordinate workflows, and enable more responsive workplace services.

Many organizations, particularly in regulated and complex operating environments, require workplace software that supports configurable policies, governance, and compliance requirements. CXAI’s platform is designed to support these requirements through administrative controls and configurable automation.

In addition to serving large enterprises, CXAI is expanding its product offerings and go-to-market approach to address midmarket customers. The Company also identifies opportunities to apply its platform beyond traditional office environments to additional use cases, including retail locations, sports and entertainment venues, healthcare facilities, and other public or shared spaces. These environments present opportunities for agentic, AI-enabled solutions that support workforce coordination, service delivery, and operational visibility.

CXAI competes in the employee experience and workplace technology markets, which include providers of digital workplace applications, analytics platforms, and enterprise software focused on employee engagement and workplace operations.

Products and Services

CXAI’s primary offering is the CXAI Platform, a modular, cloud-based software platform designed for enterprise and midmarket deployment. The platform includes the following core components:

●	CXAI Applications: Mobile and web-based applications that provide employees and other users with access to workplace information, communications, and workflows across iOS, Android, kiosk and web environments.

●	CXAI BTS (Behind the Scenes): The platform’s core infrastructure layer that supports content management, workflow automation, integrations with enterprise systems, and security and compliance controls. CXAI BTS includes a configurable rules engine designed to support complex customer requirements, including policy-based workflows, role-based access controls, and administrative governance.

●	CXAI-VU: An analytics and AI-enabled insights module that aggregates and analyzes workplace and experience-related data to provide visibility into usage patterns, engagement metrics, and operational trends. CXAI-VU includes natural language processing capabilities that allow administrators to query data and retrieve insights using voice or text-based commands.

●	Agentic AI Capabilities: AI-enabled functionality designed to support task execution, workflow orchestration, and self-service interactions across workplace, employee, and venue-related use cases.

The CXAI Platform is offered through subscription-based licensing arrangements and is available for deployment through major cloud service providers, including Amazon Web Services, Google Cloud Platform, and Microsoft Azure. The Company also provides implementation, configuration, and ongoing support services in connection with customer deployments.

Revenue Model

CXAI generates revenue through a mix of:

●	SaaS Subscriptions: Recurring revenue streams from our cloud-based application offerings.

●	Professional Services: Implementation, customization, and support services tailored to client needs for deployment of the application.

●	Hardware: Pass through beacons delivered to the customers.

Revenue Breakdown by Product Category

	Year ended December 31, 2025	Year ended December 31, 2024
Software	$4,480	$6,202
Professional services	73	798
Hardware	30	142
Total revenue	$4,583	$7,142

With 98% of our revenue derived from recurring subscriptions, CXAI enjoys stable and predictable cash flow, further supported by strong net retention rates and customer upsell opportunities.

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

●	One App, Comprehensive Experience. Today’s workplace is a dynamic mix of spaces, people, hybrid work, and technology. CXApp consolidates these elements into a single mobile command center, empowering enterprises to foster culture, drive innovation, and enhance employee engagement across distributed workforces.

●	Seamless Employee Experience. CXApp serves as the central connection point for employees, helping organizations attract and retain top talent by delivering an intuitive, engaging, and equitable employee experience — whether in-office, remote, or hybrid.

●	Versatile and Scalable Functionality. Our platform supports a wide range of use cases, including employee experience, mapping, meeting room reservations, desk booking, campus navigation, facility management, analytics, and security across multiple industries in both the private and public sectors.

●	Expansive Ecosystem and Integrations. With over 90 partner integrations (including Slack, Zoom, Office365, Okta, and ServiceNow), CXApp acts as a centralized gateway to an enterprise’s communication and productivity tools — streamlining tech stacks and reducing app fatigue.

●	Enterprise-Grade Scalability. Our solution grows with our customers, making it easy to onboard employees, expand to new locations globally, and adapt to evolving workplace needs.

●	Technology-Agnostic & Open Architecture. Our platform is designed to seamlessly integrate with third-party data, applications, and hardware. Our APIs facilitate data exchange, while our SDKs enable developers to build new applications or integrate location data into existing mobile apps, websites, or kiosks — designed to ensure long-term adaptability and investment protection.

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

Recent Events

Convertible Debt Conversion

On March 26, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which Avondale Capital, LLC may issue and sell up to $20,000 thousand shares of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender. The convertible Pre-Paid Purchase #1 has the original principal amount of $4,200 thousand and Lender gave consideration of $3,990 thousand, reflecting original issue discount of $200 thousand and Lender’s transaction cost of $10 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. The third tranche of the SPA was issued on October 17, 2025, with the principal amount of $5,250 thousand, the company received net proceeds of $5,000 thousand which was received on October 17, 2025. The fourth tranche of the SPA was issued on December 30, 2025, with the principal amount of $4,200 thousand, the company received net proceeds of $4,000 thousand which was received on December 30, 2025. As of December 31, 2025, approximately $3,200 thousand remained available under this agreement.

During the year 2025, the Company converted all outstanding convertible debt in accordance with the agreement with Streeterville Capital LLC, were converted into class A Common Stock equity.

During the year ended December 31, 2025, the Company has issued 13,071,408 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices for an exchange amount of $8,102 thousand.

Shelf Registration Statement (Form S-3)

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150,000 thousand of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7,959 thousand of common stock under this registration statement. This amount is included within the total aggregate offering authorized.

Subsequently, the Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement. The Company received $648 thousand and issued 782,102 shares of class A common stock, which are intended to be used for general working capital and other general corporate purposes.

Key Factors Affecting CXApp’s Results of Operations

Our financial position and results of operations depend to a significant extent on the following factors:

Customer Base

CXApp serves a diverse range of industries, providing intelligent employee experience solutions to enterprise customers across key sectors such as technology, financial services, consumer goods, healthcare, and media & entertainment. As of December 31, 2025, our customer base spans approximately across 51 countries, with the majority of our customers headquartered in the United States. Our customers include Fortune 1000 companies that rely on our AI-powered CXAI platform to enhance employee engagement, workplace productivity, and operational efficiency. Our strong security and compliance credentials make us a preferred choice for enterprises in highly regulated industries. We focus on delivering value to our customers through innovative solutions, ongoing product enhancements, and dedicated customer success initiatives.

We monitor key performance indicators such as revenue growth, customer expansion, recurring revenue rates, and customer retention to measure our market penetration and growth trajectory. In 2025, approximately 98% of our revenue was recurring, reflecting a significant increase from 87% in 2024.

CXApp’s ability to drive revenue growth depends on expanding relationships with existing customers and acquiring new customers by offering high-quality, scalable solutions that address the evolving needs of enterprises. Our direct sales efforts, strategic partnerships, and continuous innovation efforts play a crucial role in customer acquisition and retention. We maintain a diversified customer base, with our top three customers accounting for approximately 40% of our gross revenue in 2025, compared to 24% in 2024.

Research and Development

During the year 2025, the Company added resources dedicated to developing the Artificial Intelligence (AI) based Augmented Reality (AR), AI based analytics and our CXAI Agentic AI offerings on the CXAI platform. Management believes that this investment in research and development will maintain a competitive position and create opportunities for the Company.

RESULTS OF OPERATIONS

Comparison of the results of operation for the year ended December 31, 2025 and December 31, 2024

The following table sets forth our results of operations. This data should be read together with our audited financial statements and related notes.

(in thousands)	December 31, 2025	December 31, 2024
Consolidated Statements of Operations Data
Revenues	$4,583	$7,142
Cost of revenues	(578)	(1,285)
Gross profit	4,005	5,857
Operating expenses	(21,582)	(19,598)
Loss from operations	(17,577)	(13,741)
Other income (expense), net	4,058	(6,302)
Income tax benefit, provision (expense)	46	635
Net loss	$(13,473)	$(19,408)

Revenues

Revenue decreased $2.6 million, or 36%, to $4.6 million for the year ended December 31, 2025, compared to $7.1 million for the year ended December 31, 2024. The decrease was attributable to the following:

Subscription Revenue

Subscription revenue (software licenses and maintenance contracts) decreased $1.7 million, or 28%, to $4.5 million for the year ended December 31, 2025, from $6.2 million for the year ended December 31, 2024. The decrease represents 67% of the total revenue decline and was primarily driven by customer churn. Customers who did not renew their contracts during 2025 were concentrated in the healthcare and retail verticals, where budget constraints and delayed IT spending impacted renewal rates, particularly among mid-market customers. These decreases were partially offset by revenue from new customer engagements and continued expansion within select enterprise accounts.

The Company's recurring subscription revenue as a percentage of total revenue increased to 98% in 2025 from 87% in 2024, reflecting the Company's successful strategic transition toward a more scalable and capital-efficient SaaS business model with higher-quality recurring revenue streams.

Professional Services Revenue

Professional services revenue decreased $0.7 million, or 91%, to $73 thousand for the year ended December 31, 2025, from $798 thousand for the year ended December 31, 2024. This decline represents 28% of the total revenue decline and reflects significantly lower implementation and deployment services activity. The prior year included substantial professional services engagements associated with onboarding several large enterprise customers, with these implementation projects substantially completed in 2024 and not recurring at similar levels in 2025.

The near elimination of professional services revenue also reflects the Company's strategic shift toward a pure SaaS model with enhanced platform maturity and improved customer self-service capabilities, reducing the need for extensive implementation services and improving overall gross margins.

Hardware Revenue

Hardware revenue decreased $0.1 million, or 79%, to $30 thousand for the year ended December 31, 2025, from $142 thousand for the year ended December 31, 2024. This decline represents 5% of the total revenue decline and reflects lower hardware sales associated with new customer deployments, as hardware sales typically correlate with new customer onboarding and expansion activities. The reduction in hardware revenue is consistent with the Company's transition to a software-focused business model.

Strategic Focus

The Company is focused on improving customer retention through enhanced customer success programs and proactive engagement initiatives, increasing enterprise adoption of its AI-powered workplace experience platform, and expanding recurring subscription revenue to drive sustainable long-term growth. The Company's successful transition to 98% recurring revenue provides a more predictable revenue base and positions the business for improved unit economics and operational leverage.

Gross Margin

Cost of Revenue

Cost of revenue decreased $0.7 million, or 55%, to $0.6 million for the year ended December 31, 2025, compared to $1.3 million for the year ended December 31, 2024. The decrease was primarily attributable to:

•	Infrastructure and hosting costs ($411 thousand in 2025): Reduced cloud infrastructure spending driven by lower usage volumes from decreased active users, coupled with infrastructure optimization initiatives and vendor contract renegotiations that reduced per-unit costs. Infrastructure and storage costs represent the largest component of cost of revenue at 71% of total COGS.

•	Third-party software licenses ($106 thousand in 2025): Reduced usage-based licensing costs for integrated third-party services that scale with active user counts, representing 18% of total COGS.

•	Customer support labor ($35 thousand in 2025): Costs associated with the Company's Philippines-based customer support operations, representing 6% of total COGS.

•	Hardware costs ($26 thousand in 2025): Lower cost of goods sold for hardware, correlating with the 79% decrease in hardware revenue and representing 5% of total COGS.

The 55% decline in cost of revenue significantly exceeded the 36% revenue decrease, reflecting the shift in revenue mix toward higher-margin subscription revenue (98% of total revenue in 2025 compared to 87% in 2024), the near elimination of lower-margin professional services and hardware revenue, and the Company's successful cost optimization initiatives.

Gross Profit and Gross Margin

Gross profit decreased $1.9 million to $4.0 million for the year ended December 31, 2025, from $5.9 million for the year ended December 31, 2024. Gross margin improved 500 basis points from 82.0% to 87.4%. The significant margin improvement was driven by:

•	Revenue mix optimization: The increase in subscription revenue as a percentage of total revenue from 87% to 98% drove substantial margin improvement, as subscription revenue carries significantly higher gross margins than professional services (which declined 91%) and hardware revenue (which declined 79%). Professional services and hardware historically carried lower gross margins due to associated delivery costs and cost of goods sold.

•	Cost efficiency and optimization: Infrastructure optimization initiatives and improved operational efficiency reduced per-unit costs across cloud hosting and third-party software licensing categories. The Company implemented resource right-sizing and vendor contract renegotiations during 2025 that drove cost savings independent of volume declines.

•	Operating leverage: The Company successfully reduced absolute COGS dollars by 55% while revenue declined only 36%, demonstrating improved cost discipline and scalability of the platform infrastructure.

The Company expects to maintain or further improve gross margins as it continues to focus on subscription-based recurring revenue, platform scalability, and ongoing infrastructure optimization. The 87.4% gross margin achieved in 2025 reflects the Company's positioning as a high-margin SaaS business and provides a strong foundation for achieving profitability as the Company returns to revenue growth.

Operating Expenses

Operating expenses consist primarily of research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) costs. For the year ended December 31, 2025, total operating expenses were $21,582 thousand, compared to $19,598 thousand for the same period in 2024, representing an increase of $1,984 thousand.

The increase was driven by a $2.1 million goodwill impairment charge and increases in G&A and R&D expenses, partially offset by a decrease in S&M expenses. Each operating expense category is discussed in detail below.

Research and Development

R&D expenses increased $0.3 million, or 4%, to $6.7 million for the year ended December 31, 2025, from $6.4 million for the year ended December 31, 2024. The increase was primarily attributable to a $400 thousand one-time billing adjustment related to the Company's Google Cloud Platform committed use discount agreement, which required reconciliation of actual usage against the Company's three-year commitment in Q4 2025. This increase was partially offset by lower headcount costs of approximately $100 thousand resulting from delayed backfill timing, as two senior engineers departed in Q2 2025 with replacement hires starting in Q4 2025.

During 2025, the Company continued to invest in developing its Artificial Intelligence (AI)-powered Augmented Reality (AR) capabilities, AI-based analytics, and the CXAI Agentic AI offerings on the Company's platform. Management believes that these investments in research and development will maintain the Company's competitive position and create opportunities for long-term growth.

Sales and Marketing

S&M expenses decreased $1.2 million, or 36%, to $2.1 million for the year ended December 31, 2025, from $3.2 million for the year ended December 31, 2024. The decrease was primarily attributable to:

•	Reduced payroll and severance costs: Lower ongoing sales headcount costs in 2025 following organizational restructuring in early 2024, combined with the elimination of one-time severance expenses that were incurred in 2024 when certain sales positions were eliminated.

•	Lower marketing program spending: Reduced expenditures on events, conferences, and demand generation campaigns as the Company focused resources on higher return-on-investment enterprise accounts.

•	Decreased sales commissions: Lower variable compensation correlating with reduced new bookings and customer acquisition activity.

The Company strategically reallocated its go-to-market resources toward high-ROI enterprise accounts and strategic channel partnerships, resulting in a more cost-efficient sales and marketing model.

General and Administrative

G&A expenses increased $0.7 million, or 10%, to $8.0 million for the year ended December 31, 2025, from $7.2 million for the year ended December 31, 2024. The increase was primarily attributable to:

•	Stock-based compensation: $259 thousand increase resulting from vested RSUs in Q3 2025, with the Company recording a catch-up in expense attribution.

•	CFO compensation: $175 thousand increase due to a full twelve months of expense in 2025 compared to four months in 2024, following the CFO hire in August 2024.

•	Investment advisor consulting: $150 thousand increase reflecting a full year of engagement fees in 2025 compared to two quarters in 2024, as the engagement commenced in June 2024.

•	Professional fees: $597 thousand increase driven by CFO advisory services, fair valuation of convertible notes, material weakness remediation support, and expanded audit services from Withum.

These increases were partially offset by:

•	Recruitment fees: $168 thousand decrease as there were no new hires in 2025 compared to search fees incurred in 2024.

•	Legal fees: $373 thousand decrease primarily resulting from management's successful negotiation of a financing and patents with the Company's legal counsel.

Goodwill Impairment

During the year ended December 31, 2025, the Company recognized a goodwill impairment charge of $2.1 million.

Amortization of Intangibles

Amortization of intangible assets remained consistent at $2.7 million for both the years ended December 31, 2025 and 2024, representing the ongoing amortization of intangible assets acquired in the Business Combination completed on March 14, 2023.

Management believes that the Company's focused investments in R&D innovation, combined with its disciplined approach to sales and marketing efficiency and operational management, position the Company to scale its AI-native offerings while driving long-term operating leverage and improved unit economics.

Loss From Operations

Loss from operations for the year ended December 31, 2025, was $17,577 thousand compared to the loss from operations of $13,741 thousand for the year ended December 31, 2024. This increase in loss of $3,836 thousand is primarily attributable to a decrease in gross profit margin and an increase of goodwill impairment.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2025, was $4,058 thousand income compared to $6,302 thousand expense for the year ended December 31, 2024. The increase in other income of $10,360 thousand is primarily attributable to $7,700 thousand reduction in the change in fair value of derivative liabilities, plus the decrease in interest expense of $1,055 thousand, loss on debt extinguishment of $1,004 thousand and other expenses of $601 thousand.

Provision for Income Taxes

For the year ended December 31, 2025, the Company recorded an income tax benefits of approximately $46 thousand, compared to an income tax benefit of $635 thousand for the year ended December 31, 2024.

Net Loss

Net loss for the year ended December 31, 2025, was $13,473 thousand, compared to a net loss of $19,408 thousand for the year ended December 31, 2024, representing an improvement of approximately $5,935 thousand. The year‑over‑year decrease in net loss was primarily driven by a $7,700 thousand reduction in the change in fair value of derivative liabilities, lower interest expense of $1,055 thousand, a $1,004 thousand decrease in loss on debt extinguishment, and other income of $601 thousand. These improvements were partially offset by a $1,984 thousand increase in operating expenses, a $1,852 thousand decrease in gross margin, and a $589 thousand reduction in income tax benefit.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net loss	$(13,473)	$(19,408)
Interest expense and other income	701	1,753
Income tax (benefit)/provision	(46)	(635)
Depreciation and amortization	2,777	2,811
EBITDA	(10,041)	(15,479)
Adjusted for:
Changes in fair value of derivative liabilities	(4,548)	3,152
Loss on debt extinguishment	48	1,052
Impairment of Goodwill	2,148	-
Unrealized (gain) loss	(219)	318
Loss on contract to issue common stock	21	(68)
Loss on asset disposal	4	-
Stock-based compensation - compensation and related benefits	2,784	2,831
Adjusted EBITDA	$(9,803)	$(8,194)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including financing costs, changes in fair value of warrant liabilities, loss on debt extinguishment unrealized (gains) losses, goodwill impairment, stock-based compensation;

●	We believe that it is useful to provide investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

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

As of December 31, 2025, the Company has a working capital surplus of approximately $7,075 thousand and cash of approximately $11,101 thousand. For the period ended December 31, 2025, the Company incurred net loss of approximately $13,473 thousand and used approximately $10,381 thousand of cash for operating activities. For the year ended December 31, 2024, the Company incurred net loss of approximately $19,408 and used approximately $7,325 thousand cash for operating activities.

Management believes that the Companies current liquidity position is sufficient for the next twelve months, including under the SPA with the Streeterville Capital, LLC, pursuant to which the Lender desires to purchase up to $10,000 thousand in shares of the Company’s Common Stock, par value $0.0001, with $3,520 thousand still available to withdraw. On March 26, 2025, the Company entered into a SPA with Avondale Capital, LLC, pursuant to which the Lender desires to purchase up to $20,000 thousand in shares of the Company’s Common Stock, par value $0.0001, with $3,200 thousand still available to withdraw.

Liquidity and Capital Resources as of December 31, 2025, Compared with December 31, 2024

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows (used in) provided by
Net cash used in operating activities	$(10,381)	$(7,325)
Net cash used in investing activities	(23)	(30)
Net cash provided by financing activities	16,638	5,980
Effect of exchange rates on cash	(13)	(20)
Net increase (decrease) in cash and cash equivalents	$6,221	$(1,395)

	Year ended December 31, 2025	Year ended December 31, 2024
Cash and cash equivalents	$11,101	$4,880
Working capital surplus (deficit)	$7,075	$(4,496)

Operating Activities for the years ended December 31, 2025, and 2024

Net cash used in operating activities during the period consisted of the following (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss	$(13,473)	$(19,408)
Non-cash income and expense	4,202	11,802
Net change in operating assets and liabilities	(1,110)	281
Net cash used in operating activities	$(10,381)	$(7,325)

The non-cash incomes were approximately $4,202 thousand, and $11,802 thousand for the years ended December 31, 2025 and December 31, 2024, respectively:

	Year ended December 31, 2025	Year ended December 31, 2024
Depreciation and amortization	$2,777	$2,811
Amortization of right of use asset	386	391
Amortization of debt discount and deferred financing cost	-	862
Accrued interest expense on promissory note and convertible debt	881	817
Accrued monitoring fee on promissory note	-	273
Stock-based compensation expense	2,784	2,831
(Gain) loss on change in fair value of derivative liability	(4,548)	3,152
Impairment of goodwill	2,148	-
Deferred income taxes	(46)	(635)
Loss on debt extinguishment	48	1,052
Loss on asset disposal	4	-
(Gain) loss on foreign currency transactions	(245)	316
(Gain) loss on contract to issue common stock	20	(68)
Gain on debt settlement	(7)	-
Total non-cash expenses	$4,202	$11,802

The net cash used in the change in operating assets and liabilities were approximately $1,110 thousand, for the year ended December 31, 2025 and net cash provided in the change in operating assets and liabilities were approximately $281 thousand for the year ended December 31, 2024, respectively:

Changes in Operating Assets and Liabilities	Year ended December 31, 2025	Year ended December 31, 2024
Accounts receivable and other receivables	$825	$372
Prepaid expenses and other current assets and other assets	(343)	162
Other assets	(19)	23
Accounts payable	264	(453)
Accrued liabilities and other liabilities	(225)	771
Operating lease liabilities	(392)	(407)
Deferred revenue	(1,220)	(187)
Net cash used in the changes in operating assets and liabilities	$(1,110)	$281

Cash Flows from Investing Activities for the years ended December 31, 2025, and December 31, 2024

Net cash flows used in investing activities during the year ended December 31, 2025 was approximately $23 thousand compared to net cash flows provided by investing activities for the year ended December 31, 2024 was approximately $30 thousand. Cash flows related to investing activities during the years ended December 31, 2025 and December 31, 2024 is attributable to the purchases of property and equipment.

Cash Flows from Financing Activities for the years ended December 31, 2025, and December 31, 2024

Net cash flows provided by financing activities during the year ended December 31, 2025 was approximately $16,638 thousand compared to net cash flows provided by financing activities for the year ended December 31, 2024 was approximately $5,980 thousand.

On March 26, 2025, the Company entered into a Securities Purchase Agreement with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, was structured with a $200 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of approximately $3,990 thousand, which were received on April 8, 2025. The second tranche of the SPA was issued on August 7, 2025, with the principal amount of $3,150 thousand, was structured with $150 thousand of OID, net proceeds of $3,000 thousand which was received on August 7, 2025. The third tranche of the SPA was issued on October 17, 2025 with the principal amount of $5,250 thousand structured with $250 thousand, net proceeds of $5,000 thousand which was received on October 17, 2025. The fourth tranche of the SPA was issued on December 30, 2025 with the principal amount of $4,200 thousand was structured with $200 thousand, net proceeds of $4,000 thousand which was received on December 30, 2025.

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150.0 million of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7.959 million of common stock under this registration statement. This amount is included within the total aggregate offering authorized.

Subsequently, the Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement. The Company received $648 thousand and issued 782,102 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes.

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

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of December 31, 2025, the total obligation for operating leases is approximately $226 thousand, of which approximately $204 thousand is expected to be paid in the next twelve months.

Financing Obligations and Requirements

Net cash used in operating activities for the year ended December 31, 2025 was $10,381 thousand, reflecting a net loss of $13,473 thousand adjusted for non-cash items and changes in working capital. During the year, the Company raised net proceeds of approximately $15,990 thousand under the SPA entered into on March 26, 2025, and also maintained access to additional liquidity sources, including remaining capacity under its financing arrangements and its at-the-market equity program, subject to market conditions such as stock price, trading volume, and issuance limitations. Management continues to implement expense-management initiatives and working-capital optimization measures and expects to use financing sources that are reasonably accessible to support operations. Based on current cash balances, expected collections, and management’s cost-management actions, the Company believes it has sufficient liquidity to meet its working capital needs and other operating requirements for at least the next 12 months from the issuance date of the financial statements and thereafter for the reasonably foreseeable future.

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

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), when control of the promised products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from its software as a service for cloud-based software, as well as design, implementation, other professional services for work performed in conjunction with its cloud-based software, and sale of hardware. The Company enters into contracts with its customers whereby it grants a non-exclusive cloud-based license for the use of its proprietary software and for professional services. The contracts may also provide for on-going services for a specified price, which may include maintenance services, designated support, and enhancements, upgrades and improvements to the software, depending on the contract. Licenses for cloud software provide the customer with a right to use the software as it exists when made available to the customer. All software provides customers with the same functionality and differs mainly in the duration over which the customer benefits from the software.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation we did not record a charge for impairment related to long-lived assets for the years ended December 31, 2025 and December 31, 2024.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2025 and December 31, 2024, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

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

The Company tests goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the carrying amount of the reporting unit may not be recoverable. The Company has determined that it operates as a single reporting unit due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative impairment test by comparing the estimated fair value of the reporting unit with its carrying amount.

The Company estimates the fair value of the reporting unit using a combination of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include assumptions such as projected revenues, expenses, and related cash flows based on long-term growth rates and demand trends; expected future investments to support operations; and estimated discount rates. For the market approach, the Company relies on analyses based primarily on market comparables, including the guideline public company method, guideline transaction method, and market price method.

Based on its assessments, the Company has recorded impairment of goodwill of $2,148 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized on a jurisdictional basis. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies and (iii) the adequacy of future income as of and for the year ended December 31, 2025, based upon certain economic conditions and historical losses through December 31, 2025. After consideration of these factors, management deemed it appropriate to establish a full valuation allowance with respect to the deferred tax assets for the Company as of December 31, 2025 and December 31, 2024, and no liability for unrecognized tax benefits was required to be reported.

The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2025 and December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Prior Year Material Weaknesses

In our Annual Report on Form 10-K for the year ended December 31, 2024, we disclosed the following material weaknesses in our internal control over financial reporting:

●	Tax accounting — deficiencies related to the completeness and technical review of tax accruals and provisions;

●	Expense accrual process — deficiencies related to the completeness and review of month-end expense accruals; and

●	Fair value election and embedded derivatives — deficiencies related to the identification, valuation, classification, and disclosure of embedded derivative features and instruments for which the fair value option was elected.

During the year ended December 31, 2025, management implemented enhanced controls and processes to address each of these material weaknesses, including the engagement of external consultants to support the tax provision process, the implementation of a formalized month-end close checklist, and the development of a revised process for identifying and evaluating new and amended contracts for derivative features and fair value considerations. Based on the steps taken and the testing performed as of December 31, 2025, management has concluded that each of these previously reported material weaknesses has been fully remediated and no longer exists as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, no director or executive officer of CXApp notified CXApp of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Securities Purchase Agreement

On March 27, 2026, the Company entered into a Securities Purchase Agreement with Avondale Capital, LLC, pursuant to which the Company may issue and sell one or more Pre-Paid Purchases, in the aggregate purchase amount of up to $40,000,000, for the purchase of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender. The convertible Pre-Paid Purchase #1 has the original principal amount of $1,050,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Title
Khurram Sheikh	55	Chairman, Chief Executive Officer and Director
Joy Mbanugo	45	Chief Financial Officer
Di-Ann Eisnor	54	Director
Camillo Martino	64	Director
George Mathai	59	Director
Shanti Priya	56	Director

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

Classified Board of Directors

Our board is divided into three classes with staggered, three-year terms, in accordance with the terms of the Charter. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. The directors are divided among the three classes as follows:

●	the Class I directors is Di-Ann Eisnor, and her term will expire at our 2027 annual meeting of stockholders;

●	the Class II directors are Camillo Martino and Shanti Priya, and their terms will expire at our 2028 annual meeting of stockholders; and

●	the Class III directors are Khurram P. Sheikh and George Mathai, and their terms will expire at our 2026 annual meeting of stockholders.

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

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for CXApp’s executive officers who are named in the “Summary Compensation Table” below. CXApp complies with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which for 2025 require compensation disclosure for CXApp’s named executive officers.

Overview

The form and amount of the compensation to be paid to each of our directors and executive officers were determined by our board. Each executive officers’ compensation were established by our compensation committee which is comprised solely of independent directors in accordance with Nasdaq listing standards.

The following tables disclose compensation received by our named executive officers.

Summary Compensation Table

The following table provides certain information regarding the compensation earned by the named executive officers from their services to CXApp, as applicable, during the fiscal years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation ($)(1)	Total ($)
Khurram P. Sheikh	2025	$325,000	$268,125	$200,000	$250,000	$-	$1,043,125
Chief Executive Officer	2024	$325,000	$255,938	$200,001	$360,000	$-	$1,140,939

Joy Mbanugo	2025	$250,000	$60,000	$-	$100,000	$-	$410,000
Chief Financial Officer	2024	$92,948	$8,485	$-	$552,000	$25,000	$678,433

(1)	The amounts reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant-date fair value of awards granted during the applicable fiscal year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. For the year ended December 31, 2025, stock awards granted to Mr. Sheikh had an aggregate grant-date fair value of $200,000. Option awards granted to Mr. Sheikh and Ms. Mbanugo had aggregate grant-date fair values of $250,000 and $100,000, respectively. The assumptions used in calculating these values are described in Note 10 to the Company’s financial statements included in this Annual Report on Form 10-K.
(2)	Except as disclosed in the “All Other Compensation” column, the Company confirms that there were no employer contributions to defined contribution plans, perquisites, or other compensation items required to be reported for the named executive officers for the fiscal years presented.

Narrative Disclosure to the Summary Compensation Table

The Company’s executive compensation program is designed to attract, retain, and motivate executive officers while aligning their interests with those of stockholders. Compensation consists of base salary, annual cash bonuses, and long-term equity incentives.

The Company maintains an annual bonus program intended to reward performance against corporate and individual objectives. Bonus awards are determined based on a combination of financial performance and individual contributions, as evaluated by the Board of Directors.

Equity awards are a key component of the Company’s long-term incentive program and are intended to align executive compensation with stockholder value creation.

Khurram P. Sheikh, our chief executive officer, received (i) a salary of $325,000 and a bonus of $268,125 as compensation during the fiscal year ended December 31, 2025, and (ii) a salary of $325,000 and a bonus of $255,938 as compensation for his services to CXApp during the fiscal year ended December 31, 2024; and

Joy Mbanugo, our Chief Financial Officer, received (i) a salary of $250,000 and a bonus of $60,000 as compensation for her services during the fiscal year ended December 31, 2025, and (ii) a salary of $92,948 and a bonus of $8,485 as compensation for her services during the fiscal year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our Named Executive Officers as of December 31, 2025.

			Option Awards					Stock Awards
Name	Grant Date	Expiration Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Khurram P. Sheikh	Mar 29, 2023	Mar 29, 2033	844,200	-		-	1.53	-	-	-	-
	Aug 14, 2023	Aug 14, 2033	-	-		-	-	10,000	3,300	-	-
	Feb 6, 2024	Feb 6, 2034	-	300,000	(1)	-	1.20	-	-	-	-
	May 23, 2025	May 23, 2035	-	-		-	-	200,000	66,000	-	-
	May 23, 2025	May 23, 2035	-	250,000	(1)	-	1.00	-	-	-	-

Joy Mbanugo	Aug 26, 2024	Aug 6, 2034	76,667	153,333	(2)	-	2.40	-	-	-	-
	May 23, 2025	May 23, 2035	-	100,000	(2)	-	1.00	-	-	-	-

(1)	This option vests in four years with 50% vesting in the second year of anniversary, and 25% in the third year of anniversary, and 25% on its fourth year of anniversary.
(2)	This option vests in three years with 1/3 vesting in the first year of anniversary, then monthly for the following two years.

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

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, the KINS stockholders considered and approved, among other things, the CXApp Inc. 2023 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by KINS’ board of directors. The Incentive Plan became effective immediately upon the Closing. Pursuant to the terms of the Incentive Plan, there are 2,110,500 shares of CXApp Class A common stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the Closing (giving effect to the redemptions). In addition, at the Company’s annual meeting held on May 20, 2025, the Company’s stockholders considered and approved, among other things, the amendment and restatement of the 2023 Equity Incentive Plan, including the reservation of a total of 5,676,000 shares of common stock for issuance under the plan. This description is qualified in its entirety by reference to the text of the Incentive Plan, a copy of which is attached hereto as Exhibit 10.7 and also is incorporated herein by reference.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors in the year ended December 31, 2024, except Khurram Sheikh whose aggregate compensation information has been disclosed above.

Name	Fees Earned or paid in cash ($)	Option Awards ($)	Restricted Stock Units ($)(1)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Camillo Martino	$37,000	$-	$200,000	$-	$-	$-	$237,000
Di-Ann Eisnor	$37,000	$-	$200,000	$-	$-	$-	$237,000
Shanti Priya	$37,000	$-	$200,000	$-	$-	$-	$237,000
George Mathai	$37,000	$-	$200,000	$-	$-	$-	$237,000

(1)	The fair value of director restricted stock unit granted are valued using the closing price of the Company’s common stock on the date of grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 24, 2026, by the following persons:

●	each person who is known to be the beneficial owner of more than 5% of shares of our common stock;

●	each of our current named executive officers and directors; and

●	all our current executive officers and directors as a group.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 24, 2026, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

Name of and Address of Beneficial Owner	Amount held by beneficial owner	%(1)
5% of More Stockholders
Avondale Capital, LLC(2)	2,860,068	5.01%

Directors and Executive Officers
Khurram P. Sheikh	1,859,178	3.26%
Camillo Martino	201,010	*
Di-Ann Eisnor	130,471	*
Shanti Priya	66,016	*
George Mathai	34,342	*
Joy Mbanugo	-	*
All directors and executive officers as a group (6 individuals)	2,291,017	4.01%

*	Represents beneficial ownership of less than 1%
(1)	Based on 57,115,772 shares outstanding as of March 24, 2026.
(2)	Includes (i) sole voting power over 2,860,068 of Common Stock and (ii) sole dispositive power over 2,860,068 shares of Common Stock as reported in the Schedule 13G filed with SEC on December 11, 2025. The principal address of Avondale Capital, LLC is 297 W Auto Mall Drive, Suite 4, St. George, UT 84770.

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

Director Independence

For information on director independence, see Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. Withum acted as the independent registered public accounting firm for the year ended December 31, 2025 and for the year ended December 31, 2024.

Audit Fees. For the year ended December 31, 2025 and for the year ended December 31, 2024, fees were approximately $501,495 and $319,000, respectively, for the services Withum performed in connection with the audits of our annual financial statements in our Annual Reports on Form 10-K and for reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10 Q.

Audit-Related Fees. For the year ended December 31, 2025 and the year ended December 31, 2024, our independent registered public accounting firms did not render audit-related services.

Tax Fees. For the year ended December 31, 2025 and for the year ended December 31, 2024, fees for our independent registered public accounting firm, Withum, were approximately $31,500 and $38,000 respectively, for preparation of the Company’s federal and state tax returns.

All Other Fees. For the year ended December 31, 2025 and for the year ended December 31, 2024, fees for our independent registered public accounting firm, Withum, were approximately $59,000 and $34,000, respectively. for the services performed by Withum related to our Form S-1, Form S-3 and Form S-8 filings.

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

CXAPP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CXApp Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CXApp Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Goodwill

As described in Notes 2 and 5 to the consolidated financial statements, the Company evaluates goodwill for impairment annually and more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may not be recoverable. The Company’s goodwill impairment assessment utilizes a weighting of the income and market approach to estimate the reporting unit’s fair value. The income approach is based on a discounted future cash flow analysis and involves the use of assumptions, including projections of revenues and expenses, long-term growth rates and estimated discount rates. The Company’s goodwill impairment assessment indicated that the carrying values of the Company’s reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025.

We identified the impairment assessment of goodwill as a critical audit matter because of the significant judgment required by management to develop the fair value measurement of the reporting unit and the valuation methodologies. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	We compared the significant assumptions of projected revenue growth rates and projected operating income margins used by management to peer companies while also evaluating the reasonableness of these peer companies used to develop the fair value estimates of the reporting unit.

●	We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

●	We tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

●	We recalculated the goodwill impairment charge and evaluated the related goodwill disclosures included in Notes 2 and 5 to the consolidated financial statements.

●	With the assistance of our personnel with specialized knowledge and skills in valuation, we (i) evaluated the appropriateness of the valuation methodologies used and the weighting assigned to those methods, (ii) evaluated the reasonableness of the discount rate, selected market multiples, and control premium assumptions used in the valuation, and (iii) evaluated the reasonableness of management’s reconciliation of the concluded fair value to market capitalization.

Impairment Assessment of Acquired Intangible Assets and Other Long-Lived Assets

As described in Note 2 to the consolidated financial statements, the Company reviews its acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. These assets are evaluated together with other long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment assessment begins with a comparison of the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds fair value. The Company recorded no impairment charges for acquired intangible assets or other long-lived assets for the year ended December 31, 2025.

We identified the impairment assessment of acquired finite-lived intangible assets and other long-lived assets as a critical audit matter because the analysis required significant judgment by management in estimating the future undiscounted cash flows of the asset group and in determining certain significant assumptions used in the recoverability analysis. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the reasonableness of management’s assumptions used in projecting future cash flows of the related asset group, including projected revenue, operating margins, and other significant operating assumptions, by comparing them to historical results, approved forecasts, and relevant industry and economic trends.

●	We tested the completeness and accuracy of the data used in management’s impairment analysis.

●	We evaluated the reasonableness of the expected remaining useful life of the acquired assets used in the analysis.

●	With the assistance of our personnel with specialized knowledge and skills in valuation, we (i) assessed the appropriateness of the forecast used in the recoverability analysis by way of sensitivities performed, and (ii) evaluated the appropriateness of the valuation methodology used, where fair value measurement was required, and in assessing the reasonableness of certain significant assumptions incorporated into the analysis.

Fair Value Measurement of Convertible Debt

As described in Notes 2 and 11 to the consolidated financial statements, the Company issues convertible debt instruments in the normal course of business to raise capital. In order to determine the proper accounting for these convertible debt instruments, management evaluated the relevant guidance and elected the fair value option for the instruments. Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the consolidated statements of operations and comprehensive loss.

The Company measures the convertible debt instruments at fair value at each reporting period. Management estimated the fair value of the instruments using a probability-weighted valuation model that considered the various contractual settlement outcomes available under the agreements. The valuation incorporated significant assumptions and inputs including the Company’s stock price, risk-free rate, expected term, contractual pricing features, expected timing of settlement, ownership-related conversion limitations, the discount rate used to present value the exchange scenario, and the probability assigned to each scenario.

We identified the fair value measurement of the convertible debt as a critical audit matter because of complexity and judgment involved in evaluating the classification and embedded features of the instruments and in applying the accounting framework and the complexity and judgment made by management in estimating the fair value of the convertible debt under the fair value option. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	We assessed the accounting for complex financial instruments to evaluate the appropriateness of management’s application of the authoritative accounting guidance.

●	We tested the completeness and accuracy of the underlying data used by management in the valuation by comparing it to the debt agreement, share price, and stock register.

●	With the assistance of our personnel with specialized knowledge and skills in valuation, we (i) assessed the appropriateness of the methodology used in estimating the fair value of the convertible debt; (ii) evaluated the reasonableness of certain significant assumptions, such as volatility, discount rate, risk-free rate, expected term, stock price, contractual pricing provisions such as fixed price, floor price, and variable conversion pricing, expected settlement outcomes, and share conversion limitations; and (iii) developed a range of independent estimates and comparing those to the fair value of the convertible debt determined by management.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditors since 2020.

San Francisco, CA

March 30, 2026

PCAOB ID Number 100

CXAPP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$11,101	$4,880
Accounts receivable	789	1,686
Unbilled and other receivables	178	89
Prepaid expenses and other current assets	765	425
Total current assets	12,833	7,080

Property and equipment, net	39	64
Intangible assets, net	12,672	15,404
Operating lease right-of-use asset, net	224	465
Goodwill	6,589	8,737
Other assets	73	53

Total Assets	$32,430	$31,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$766	$509
Accrued liabilities	2,281	2,383
Deferred revenue	1,465	2,683
Warrant liability	1,051	5,048
Operating lease obligation, current	195	350
Promissory note, net	-	603
Total current liabilities	5,758	11,576

Operating lease obligation, noncurrent	31	123
Convertible debt	12,659	4,512

Total Liabilities	$18,448	$16,211

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 33,773,696 shares issued and outstanding as of December 31, 2025 and 19,248,390 shares issued and outstanding as of December 31, 2024	$3	$2
Additional paid-in capital	104,691	92,583
Accumulated deficit	(90,682)	(77,209)
Accumulated other comprehensive income (loss)	(30)	216
Total Stockholders’ Equity	$13,982	$15,592

Total Liabilities and Stockholders’ Equity	$32,430	$31,803

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31, 2025	Year ended December 31, 2024
Revenues	$4,583	$7,142

Cost of Revenues	578	1,285

Gross Profit	4,005	5,857

Operating Expenses
Research and development	6,636	6,380
Sales and marketing	2,093	3,249
General and administrative	7,973	7,237
Amortization of intangible assets	2,732	2,732
Impairment of goodwill	2,148	-
Total Operating Expenses	21,582	19,598

Loss from Operations	(17,577)	(13,741)

Other Income (Expense)
Interest expense, net	(701)	(1,756)
Change in fair value of derivative liability	4,548	(3,152)
Loss on debt extinguishment	(48)	(1,052)
Other income (expense), net	259	(342)
Total Other Income (Expense)	4,058	(6,302)

Loss, before tax	(13,519)	(20,043)

Deferred income tax benefit	46	635
Net Loss	$(13,473)	$(19,408)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	(246)	301
Comprehensive Loss	$(13,719)	$(19,107)

Basic and diluted weighted average shares outstanding, Class A common stock	23,414,190	15,907,946
Basic and diluted net loss per share, Class A common stock	$(0.58)	$(1.20)

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2023	15,254,389	$2	$83,282	$(57,801)	$(85)	$25,398

Net loss	-	-	-	(19,408)	-	(19,408)
Stock-based compensation	-	-	2,831	-	-	2,831
Net exercise of options	12,570	-	-	-	-	-
Common shares issued for extinguishment of debt	3,695,211	-	6,579	-	-	6,579
Common shares issued for vested restricted stock units	246,220	-	-	-	-	-
Taxes withheld on stock-based compensation	-	-	(171)	-	-	(171)
Common shares issued as commitment shares	40,000	-	62	-	-	62
Cumulative translation adjustment	-	-	-	-	301	301
Balance at December 31, 2024	19,248,390	2	92,583	(77,209)	216	15,592

Net loss	-	-	-	(13,473)	-	(13,473)
Stock-based compensation	-	-	2,784	-	-	2,784
Common shares issued for extinguishment of debt	13,383,191	1	8,754	-	-	8,755
Common shares issued in the at-the-market offering	782,102	-	648	-	-	648
Common shares issued as commitment shares	80,000	-	89	-	-	89
Common shares issued for vested restricted stock units	280,013	-	-	-	-	-
Taxes withheld on stock-based compensation	-	-	(167)	-	-	(167)
Cumulative translation adjustment	-	-	-	-	(246)	(246)
Balance at December 31, 2025	33,773,696	$3	$104,691	$(90,682)	$(30)	$13,982

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2025	2024
Operating activities
Net loss	$(13,473)	$(19,408)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45	79
Amortization of intangible assets	2,732	2,732
Amortization of right of use asset	386	391
Amortization of debt discount and deferred financing cost	-	862
Accrued interest expense on promissory note and convertible debt	881	817
Accrued monitoring fee on promissory note	-	273
Deferred income taxes	(46)	(635)
Stock-based compensation expense	2,784	2,831
(Gain) loss on foreign currency transactions	(245)	316
Loss on debt extinguishment	48	1,052
Change in fair value of derivative liability	(4,548)	3,152
(Gain) loss on contract to issue common stock	20	(68)
Loss on asset disposal	4	-
Impairment of goodwill	2,148	-
Gain on debt settlement	(7)	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	825	372
Prepaid expenses and other current assets	(343)	162
Other assets	(19)	23
Accounts payable	264	(453)
Accrued liabilities	(225)	771
Operating lease liabilities	(392)	(407)
Deferred revenue	(1,220)	(187)
Net cash used in operating activities	(10,381)	(7,325)

Investing activities
Purchases of property and equipment	(23)	(30)
Net cash used in investing activities	(23)	(30)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	15,990	6,480
Proceeds from at-the-market offering, net of issuance cost	648	-
Repayment of promissory note	-	(500)
Net cash provided by financing activities	16,638	5,980

Effect of exchange rate changes on cash and cash equivalents	(13)	(20)
Net increase (decrease) in cash and cash equivalents	6,221	(1,395)
Cash and cash equivalents, beginning of Year	4,880	6,275
Cash and cash equivalents, end of year	$11,101	$4,880

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$29
Cash paid for interest	$-	$56

Supplemental schedule of noncash investing and financing activities
Financing of Directors and Officers Insurance	$240	$225
Common shares issued for debt extinguishment	$8,755	$6,579
Common shares issued as commitment shares	$89	$62
Right of use asset obtained in exchange for lease liability	$144	$393

The accompanying notes are an integral part of these consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $11,101 thousand. For the year ended December 31, 2025, the Company incurred net losses of approximately $13,473 thousand and used approximately $10,381 thousand of cash for operating activities. The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

Management has implemented plans to address these conditions, including reductions in discretionary spending, optimization of vendor payment terms, enhanced expense governance, and focused collection efforts to accelerate customer payments. The Company will also utilize external financing sources, including existing credit facilities and its at-the-market equity program, where accessible under prevailing market and contractual conditions.

Management’s assessment considers that the availability of certain financing sources is subject to market conditions including stock price, trading volume, and registration effectiveness. Additionally, liquidity depends on future cash collections from customers and the timing of operating cash requirements.

Based on these mitigation actions, existing liquidity, and expected business activity, management believes that these plans, which are within the Company’s control and are expected to be effectively implemented, alleviate the substantial doubt and concluded that the Company will be able to meet its obligations as they come due for at least twelve months following the issuance of these financial statements.

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, the Company received net proceeds of approximately $3,990 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. The third tranche of the SPA was issued on October 17, 2025 with the principal amount of $5,250 thousand, of which, the Company received net proceeds of $5,000 thousand. The fourth tranche of the SPA was issued on December 30, 2025 with the principal amount of $4,200 thousand, of which, the Company received net proceeds of $4,000 thousand. As of December 31, 2025, approximately $3,200 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of December 31, 2025, the Company had $3,520 thousand in remaining available funding under this agreement.

On August 11, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), authorizing the future offering and sale of up to $150,000 thousand of various securities. Concurrently, the Company filed a prospectus supplement allowing for the issuance of up to $7,959 thousand of common stock under this registration statement. This amount is included within the total aggregate offering authorized.

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the year ended December 31, 2025, the Company received $648 thousand and issued 782,102 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of December 31, 2025, the Company had cash equivalents of approximately $10,687 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2024, the Company had cash equivalents of approximately $4,353 thousand of certificates of deposit.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivable are not overstated due to uncollectability. Allowance for credit losses is maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for credit losses for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has no allowance for credit losses as of December 31, 2025 and December 31, 2024. The opening balance of accounts receivable as of January 1, 2025 was $1,686 thousand. Changes during the year primarily reflected amounts billed to customers and cash collected, resulting in an ending balance of $789 thousand as of December 31, 2025.

Other receivables as presented within “unbilled and other receivables” includes mainly unbilled receivables and sales tax recoverable from tax authorities. These are recognized when the underlying transaction occurs and reviewed periodically for collectability. As of December 31, 2025 and December 31, 2024, sales tax receivables were $54 thousand and $67 thousand, respectively.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2025 and December 31, 2024.

Goodwill

The Company tests goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the carrying amount of the reporting unit may not be recoverable. The Company has determined that it operates as a single reporting unit due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative impairment test by comparing the estimated fair value of the reporting unit with its carrying amount.

The Company estimates the fair value of the reporting unit using a combination of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include assumptions such as projected revenues, expenses, and related cash flows based on long-term growth rates and demand trends; expected future investments to support operations; and estimated discount rates. For the market approach, the Company relies on analyses based primarily on market comparables, including the guideline public company method, guideline transaction method, and market price method.

The Company completed both qualitative and quantitative goodwill impairment assessments as of December 31, 2025, and concluded that the carrying amount of goodwill exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025. Based on the annual goodwill impairment evaluation performed as of November 30, 2024, the Company determined that goodwill was not impaired and therefore recorded no goodwill impairment for the year ended December 31, 2024. The impairment assessment was based on management’s evaluation of historical operating results, third-party valuation analyses, industry projections, relevant micro- and macroeconomic conditions, and the Company’s expectations regarding future cash flows. The impairment charge is recorded within operating expenses in the consolidated statements of operations.

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

Comprehensive Income (Loss) and Foreign Currency Translation

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. Aggregate foreign currency net translation loss was approximately $246 thousand for the year ended December 31, 2025 and gain of $301 thousand for the year ended December 31, 2024.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024, March 2025 (Settled in April 2025), August 2025, October 2025 and December 2025 and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the Consolidated Statements of Operations and Comprehensive loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a gain on the changes in the estimated fair value of the convertible debt of approximately $551 thousand and $213 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

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

The standard introduces a five-step model for revenue recognition that replaces the four criteria for revenue recognition under previous U.S. GAAP. The five steps are shown below:

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

For the years ended December 31, 2025 and December 31, 2024, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract Balances

The timing of the Company's revenue recognition may differ from the timing of invoicing to and payment by its customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when invoicing a customer precedes the Company providing of the related services, the Company records deferred revenue until the performance obligations are satisfied.

Changes in contract balances were as follows:

(in thousands)	Accounts Receivable, net	Deferred Revenue
Balance at January 1, 2024	$1,956	$2,878
Balance at December 31, 2024	$1,686	$2,683
Balance at December 31, 2025	$789	$1,465

The Company had deferred revenue of approximately $1,465 thousand and $2,683 thousand as of December 31, 2025 and December 31, 2024, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company's technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license.

The Company recognized revenue in the reporting period of $2,558 thousand and $2,606 thousand for the years ended December 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of each period.

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

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an evaluation of the warrant terms and the applicable guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments, whether they meet the definition of a liability under ASC 480, and whether they meet all requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock. This evaluation, which requires the use of professional judgment, is performed at issuance and at each subsequent reporting date while the warrants remain outstanding.

The Company currently has two classes of warrants outstanding, the Private Placement Warrants and the Public Warrants, both of which are classified as liabilities. Warrants that do not meet all of the criteria for equity classification are recorded as warrant liabilities at their initial fair value on the issuance date and are remeasured to fair value at each balance sheet date. Changes in fair value are recognized in the consolidated statements of operations as a non-cash gain or loss. The Company uses the quoted market price of the Public Warrants as the fair value for both warrant classes at each reporting date, and therefore classifies the warrant liabilities as Level 3 within the fair value hierarchy due to the absence of observable market inputs specific to the Private Placement Warrants.

For the years ended December 31, 2025 and 2024, the Company recognized a non-cash gain of approximately $3,997 thousand and a non-cash loss of approximately $3,365 thousand, respectively, related to changes in the estimated fair value of its warrant liabilities.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the years ended December 31, 2025 and December 31, 2024, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the years ended December 31, 2025 and December 31, 2024.

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Stock options	2,150	1,627
Restricted stock units	1,062	558
Warrants	21,032	21,032
Total	24,244	23,217

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. For the year ended December 31, 2025, the Company recognized an unrealized gain in the consolidated statements of operations and comprehensive loss of $3,997 thousand. For the year ended December 31, 2024, the Company recognized an unrealized loss in the consolidated statements of operations and comprehensive loss of $3,365 thousand, which are presented as changes in fair value of derivative liability.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,051	$1,051	$-	$-
Convertible Note
-Avondale Prepaid Purchase #1	1,231	-	-	1,231
-Avondale Prepaid Purchase #2	2,749	-	-	2,749
-Avondale Prepaid Purchase #3	4,683	-	-	4,683
-Avondale Prepaid Purchase #4	3,996	-	-	3,996

	As of December 31, 2024	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$5,048	$5,048	$-	$-
Convertible Note
-Streeterville Prepaid Purchase #1	543	-	-	543
-Streeterville Prepaid Purchase #2	1,028	-	-	1,028
-Streeterville Prepaid Purchase #3	2,941	-	-	2,941

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

The following table shows the changes in fair value of the liability:

Warrant liability - January 1, 2025	$5,048
Change in FV of derivative instruments	(3,997)
Warrant liability – December 31, 2025	$1,051

Warrant liability - January 1, 2024	$1,683
Change in FV of derivative instruments	3,365
Warrant liability – December 31, 2024	$5,048

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the year ended December 31, 2025 and December 31, 2024, the Company recognized an unrealized gain in the Consolidated Statements of Operations and Comprehensive Loss of $551 thousand and $213 thousand, respectively, which are presented as change in fair value of derivative liability. See additional details within Note 11, Convertible debt.

The significant inputs in the valuations models for each of the three issuances were as follows:

Avondale

Pre-Paid Purchase #1

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.32
Volatility	116.4%
Discount rate	3.59%
Risk free rate	3.57%

Avondale

Pre-Paid Purchase #2

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.4%
Discount rate	3.59%
Risk free rate	3.46%

Avondale

Pre-Paid Purchase #3

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.4%
Discount rate	3.59%
Risk free rate	3.46%

Avondale

Pre-Paid Purchase #4

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.4%
Discount rate	3.59%
Risk free rate	3.46%

Streeterville

Pre-Paid Purchase #1

Inputs	December 31, 2024
Valuation method	Scenario based analysis
Stock price	$1.82
Equity dividend yield	0.00%
Expected term (years)	2.42
Volatility	100.8%
Discount rate	11.8%
Risk free rate	4.22%

Streeterville

Pre-Paid Purchase #2

Inputs	December 31, 2024
Valuation method	Scenario based analysis
Stock price	$1.82
Equity dividend yield	0.00%
Expected term (years)	2.42
Volatility	100.8%
Discount rate	11.8%
Risk free rate	4.22%

Streeterville

Pre-Paid Purchase #3

Inputs	December 31, 2024
Valuation method	Scenario based analysis
Stock price	$1.82
Equity dividend yield	0.00%
Expected term (years)	2.42
Volatility	100.8%
Discount rate	11.8%
Risk free rate	4.22%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the years ended December 31, 2025 and December 31, 2024.

Recently Adopted Accounting Pronouncement

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as of January 1, 2025, on a prospective basis (with optional retrospective application for certain elements). This ASU requires enhanced disaggregation in the rate reconciliation, income taxes paid by jurisdiction, and related pretax income/tax expense information. Adoption resulted in expanded disclosures in Note 13 – Income Taxes but had no impact on the Company’s financial position, results of operations, or cash flows.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We adopted this guidance as of January 1, 2025, on a prospective basis and the adoption did not have a material impact on our consolidation financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a preexisting contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The ASU is effective for all entities in annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption permitted for entities that have adopted the amendments in ASU 2020-06. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods that occurred after the adoption of the amendments in ASU 2020-06. We are currently evaluating the impact of this standard on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

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

Revenues consisted of the following (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Subscription revenue
Software, License & Maintenance Contracts	$4,480	$6,202
Total subscription revenue	$4,480	$6,202

Non-subscription revenue
Professional services	$73	$798
Hardware	30	142
Total non-subscription revenue	$103	$940

Total Revenue	$4,583	$7,142

	Year ended December 31, 2025	Year Ended December 31, 2024
Revenue recognized over time(1)(2)	$4,553	$7,000
Revenue recognized at point in time(3)	30	142
	$4,583	$7,142

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As a Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

NOTE 4 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer and office equipment	$207	$177
Furniture and fixtures	13	11
Leasehold improvements	5	4
Total	225	192
Less: accumulated depreciation and amortization	(186)	(128)
Total Property and Equipment, Net	$39	$64

Depreciation and amortization expense was approximately $45 thousand and $79 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 5 – Goodwill and Intangible Assets, net

Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company operates as one reporting unit for purposes of assessing goodwill. The carrying amount of goodwill was $8,737 thousand as of both December 31, 2025 and December 31, 2024. During the fourth quarter of 2025, the Company identified indicators of potential impairment, including a decline in the Company’s market capitalization, macroeconomic conditions, decline in share price and continued operating losses. These indicators required the Company to perform a quantitative goodwill impairment test as of December 31, 2025.

The Company estimated the fair value of the reporting unit using a weighted average of an income approach and market approach. Under the income approach, the Company prepared a discounted cash flow model (DCF) that incorporated updated revenue growth expectations, projected operating margins, long‑term cash flow forecasts, and a discount rate of approximately 40% reflecting the Company’s risk profile and market conditions. This approach was assigned lower weighting due to limited comparability and volatility in market‑based multiples. After weighting the approaches, the Company determined that the estimated equity fair value of the reporting unit was approximately $13,964 thousand compared to a carrying amount of $16,112 thousand, resulting in a shortfall of $2,148 thousand. As a result, the Company recorded a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025. No goodwill impairment was recognized for the year ended December 31, 2024. Following recognition of the impairment charge, goodwill totaled $6,589 thousand as of December 31, 2025 and $8,737 thousand as of December 31, 2024.

The Company evaluated and determined that changes in certain valuation inputs could have materially affected the impairment outcome. A one to two percentage point increase in the discount rate or a reduction of approximately five to ten percent in projected cash flows would have resulted in additional impairment as of the testing date. Future changes in macroeconomic conditions, discount rate assumptions or forecasted cash flows could result in further impairment of goodwill.

Intangible assets consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	4.17	$3,294	$(1,314)	$1,980	$3,294	$(843)	$2,451
Customer Relationships	2.17	5,604	(3,129)	2,475	5,604	(2,008)	3,596
Developed Technology	7.17	8,697	(2,428)	6,269	8,697	(1,558)	7,139
Patents and Intellectual Property	7.17	2,703	(755)	1,948	2,703	(485)	2,218
Totals		$20,298	$(7,626)	$12,672	$20,298	$(4,894)	$15,404

Future amortization expense on intangible assets as of December 31, 2025, is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2026	$2,731
2027	2,731
2028	1,844
2029	1,611
2030	1,238
2031 and thereafter	2,517
Total	$12,672

NOTE 6 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(4,480)	(73)	(30)	(4,583)
Revenue deferred	3,234	63	12	3,310
Advance from Customer	56	-	-	56
Deferred Revenue - December 31, 2025	$1,414	$51	$-	$1,465

	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2024	$2,404	$474	$-	$2,878
Revenue recognized	(6,202)	(798)	(142)	(7,142)
Revenue deferred	6,402	385	160	6,947
Deferred Revenue - December 31, 2024	$2,604	$61	$18	$2,683

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses and reimbursements	$1,502	$1,690
Accrued compensation and benefits	469	382
Accrued bonus and commissions	115	134
Accrued sales and other indirect taxes payable	158	95
Accrued insurance premium and interest	24	23
Accrued transaction costs	13	13
Income Tax Payables	-	46
Accrued liabilities	$2,281	$2,383

Financing of Directors & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 15, 2025. The agreement states that the Company will pay a total of $310 thousand in premiums at an annual percentage rate of 9.25%. The first of ten monthly separate installment payments begin on April 14, 2025. The Company paid a down payment on the policy of $70 thousand. As of December 31, 2025 and December 31, 2024, the Company owes $24 thousand and $23 thousand on the D&O insurance policy, respectively.

NOTE 8 – Promissory Note

Promissory note consisted of the following (in thousands):

		December 31, 2025	December 31, 2024
Principal amount at beginning		$603	$3,885

Add: Interest		2	372
	Accrued monitoring fee	-	273
		605	4,530
Less:	Extinguishment	605	3,927
Principal amount at end		$-	$603

On December 15, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Lender”), pursuant to which we agreed to issue and sell to the Lender an unsecured promissory note (the “Note”) in an aggregate initial principal amount of $3,885 thousand, which is payable on or before the date that is 12 months from the issuance date. The initial principal amount included an original issue discount of $870 thousand and $15 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note are $3,000 thousand.

Interest on the Note accrued at a rate of 10% per annum and is payable on the maturity date.

A monitoring fee of 10% of the outstanding balance was to be charged starting six (6) months from the issuance of the Note to cover Lender’s accounting, legal and other costs incurred in monitoring. The foregoing fee shall automatically be added to the outstanding balance on the applicable date without any further action by either party.

The Lender had the right to redeem up to an aggregate of 1/6th of the initial principal balance of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount.

Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within five (5) business days of the Company’s receipt of such monthly redemption notice.

The Note included customary event of default provisions, subject to certain cure periods, and provides for a default interest rate of 22%. Upon the occurrence of an event of default, interest would accrue on the outstanding balance beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of twenty-two percent (22%) or the maximum rate permitted under applicable law.

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

As of January 17, 2025, the Company paid down the entire December 2023 Note.

Interest expense for the note recognized on the consolidated statement of operations and comprehensive loss were approximately $2 thousand and $1,069 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 9 – Warrants

Public Warrants

As of December 31, 2025 and December 31, 2024, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Private Warrants

As of December 31, 2025 and December 31, 2024, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023, subject to certain limited exceptions.

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

For the years ended December 31, 2025 and December 31, 2024, there were no exercises or exchanges made in relation with the Company’s Warrants.

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

See below for a summary of the stock options granted under the Incentive Plan:

	Number of Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Weighted- Average Fair Value at Grant Date	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2025	1,799,550	$1.52	8.74	$0.93
Granted	350,000	$1.00	9.40	$0.56
Exercised	-	$-	-	$-	$-
Forfeited	-	$-	-	$-
Options outstanding at December 31, 2025	2,149,550	$1.44	8.01	$0.87
Options exercisable at December 31, 2025	1,087,837	$1.59

	Number of Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Weighted- Average Fair Value at Grant Date	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2024	984,900	$1.53	9.25	$0.90
Granted	895,000	$1.51	9.25	$0.96
Exercised	(70,350)	$1.53		$0.90	$108
Forfeited	(10,000)	$1.20
Options outstanding at December 31, 2024	1,799,550	$1.52	8.74	$0.93
Options exercisable at December 31, 2024	422,100	$1.53

Non-cash stock-based compensation expenses related to stock option were recorded in the financial statements as summarized below:

	Year Ended December 31, 2025	Year ended December 31, 2024
Research and development	$37	$18
Sales and marketing	62	81
General and administrative	413	454
Total non-cash stock compensation	$512	$553

The remaining unrecognized stock compensation expense totaled approximately $574 thousand as of December 31, 2025. This amount will be recognized as an expense over the weighted average remaining term of 2.04 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Risk-free interest rate	4.08%	3.66% – 4.03%
Expected life of option grants	6 Years	6 – 6.25 years
Expected volatility of underlying stock	54.62%	65.17% – 65.97%

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

On May 23, 2025, a total of 1,000,000 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1.00 to $11.80 per restricted stock unit, for a weighted average fair value of $3.6 per restricted stock unit for the year ended December 31, 2025. There was no other activity related to restricted stock units for the year ended December 31, 2025.

The following summarizes our RSUs transaction activity for the years ended December 31, 2025 and December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	688,935	$3.70
Granted	1,000,000	$1.00
Vested	(627,435)	$3.55
Forfeited	-
Outstanding at December 31, 2025	1,061,500

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	486,165	$7.80
Granted	520,935	$2.04
Vested	(318,165)	$7.33
Forfeited	-
Outstanding at December 31, 2024	688,935

The total fair value of RSUs vested during the years ended December 31, 2025 and December 31, 2024, was $2,226 thousand and $2,331 thousand, respectively.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the financial statements is summarized below:

	Year ended December 31, 2025	Year ended December 31, 2024
Research and development	$394	$605
Sales and marketing	199	310
General and administrative	1,662	1,363
Total non-cash stock compensation	$2,255	$2,278

As of December 31, 2025, and December 31, 2024, the Company has approximately $528 thousand and $1,016 thousands of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.47 year and 0.91 years, respectively.

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

The Avondale convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #1 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.106 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1843, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #1. For the year ended December 31, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $2,969 thousand.

On August 7, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Avondale, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $3,150 thousand and Avondale gave consideration of 3,000 thousand, reflecting original issue discount of $150 thousand. On August 7, 2025, the Company received the net proceeds from Avondale.

The Avondale convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #2 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.0957 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1826, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #2. For the year ended December 31, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #2 of $401 thousand.

On October 17, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting original issue discount of $250 thousand. On October 17, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.9142 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1524, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #3 is recorded at fair value of $4,682 and is within convertible debt on the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #3 of $568 thousand.

On December 30, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #4 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #4 has the original principal amount of $4,200 thousand and Lender gave consideration of $4,000 thousand, reflecting original issue discount of $200 thousand. On December 31, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #4 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #4, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.3677 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.0613, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #4 is recorded at fair value of $3,996 thousand and is within convertible debt on the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #4 of $203 thousand.

Securities Purchase Agreement with Streeterville Capital, LLC

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

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $3.996 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.666, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #1 was recorded at its initial fair value of $2,562 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $63 thousand. During the year 2025, the Company converted the entire outstanding balance of Pre- Paid Purchase #1 into equity. As of December 31, 2025 and December 31, 2024, Pre-Paid Purchase #1 is recorded at fair value of $0 and $543 thousand and is within convertible debt on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and December 31, 2024, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $543 thousand and $18 thousand, respectively.

On September 30, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #2 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $1,050 thousand and Lender gave consideration of $1,000 thousand, reflecting original issue discount of $50 thousand. On September 30, 2024, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.992 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.332, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #2 was recorded at its initial fair value of $1,045 thousand and the Company recognized an unrealized gain on change in fair value of convertible debt of $5 thousand. During the year 2025, the Company converted the entire outstanding balance of Pre- Paid Purchase #2 into equity. As of December 31, 2025 and December 31, 2024, Pre-Paid Purchase #2 is recorded at fair value of $0 and $1,028 thousand and is within convertible debt on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and December 31, 2024, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #2 of $1,028 thousand and unrealized gain of $23 thousand, respectively.

On December 9, 2024, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $3,150 thousand and Lender gave consideration of $3,000 thousand, reflecting original issue discount of $150 thousand. On December 9, 2024, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.987 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.331, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. The Pre-Paid Purchase #3 was recorded at its initial fair value of $2,986 thousand. The Company recognized an unrealized gain on change in fair value of Pre-Paid #3 of $164 thousand. During the year 2025, the Company converted the entire outstanding balance of Pre- Paid Purchase #3 into equity. As of December 31, 2025 and December 31, 2024, Pre-Paid Purchase #3 is recorded at fair value of $0 and $2,942 and is within convertible debt on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and December 31, 2024, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #3 of $317 thousand and unrealized gain of $208 thousand, respectively.

The following table presents changes in convertible debt measured at fair value for the years ended December 31, 2025 and December 31, 2024.

Convertible debt
Balance as of December 31, 2024	$4,512
Additions	16,800
Settlement(1)	(8,102)
Fair value measurement adjustments	(551)
Balance as of December 31, 2025	$12,659

Convertible debt
Balance as of December 31, 2023	$-
Additions	6,825
Settlement(1)	(2,100)
Fair value measurement adjustments	(213)
Balance as of December 31, 2024	$4,512

(1)

During the year ended December 31, 2025, the Company has issued 13,071,408 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to entire Streeterville convertible debt and Avondale Pre-Paid Purchase #1. The shares issued have a total exchange amount of $8,102 thousand with exchange prices ranging from $0.34 to $1.44. During the year ended December 31, 2024, the Company has issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Streeterville Pre-Paid Purchase #1. The shares issued have a total exchange amount of $2,100 thousand with exchange prices ranging from $1.18 to $1.41.

NOTE 12 – Common Stock

Stock-Based Compensation and Equity Awards

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

On December 31, 2025, the Company issued 280,013 shares of Class A Common Stock, net of 137,848 shares of Class A Common Stock to cover the withholding tax, for the 417,861 vested Restricted Stock Units.

Issuances Related to Promissory Notes and Convertible Debt

During the years ended December 31, 2025 and December 31, 2024, the Company issued total of 13,383,191 and 3,695,211 shares of Class A Common Stock for paying off the promissory note and the convertible debt. See Note 8, Promissory Note and Note 11, Convertible Debt, in the accompanying notes to the consolidated financial statements for further detail.

NOTE 13 – Income Tax

The Company’s net deferred tax assets/(liabilities) consisted of the effects of temporary differences attributable to the following:

(In thousands)	December 31, 2025	December 31, 2024
Organizational costs/startup expenses	$1,382	$1,432
Deferred revenue	10	23
Section 174 - software development cost	2,409	2,188
Stock based compensation	157	453
Other accruals	118	16
ROU Liability	57	-
Other	-	2
Net operating loss carryforward	6,591	4,894

Total deferred tax asset	10,724	9,008
Less: Valuation allowance	(7,649)	(5,498)

Deferred tax asset, net of valuation allowance	$3,075	$3,510

	December 31, 2025	December 31, 2024
Intangibles	$(3,013)	$(3,508)
Property, plant & equipment	(6)	(2)
Other	(56)	-

Total deferred tax liabilities	(3,075)	(3,510)

Net Deferred Tax Asset (Liability)	$-	$-

The income tax provision consists of the following for the years ended December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Federal
Current	$-	$-
Deferred	-	(681)

State and Local
Current	(46)	2
Deferred	-	44

Income tax benefit	$(46)	$(635)

As of December 31, 2025, the Company has U.S. federal and state net operating loss carryovers of approximately $16,418 thousand and $12,266 thousand respectively.

Under the CARES Act, the federal net operating loss carryforwards that originated after 2017 will have an indefinite life and may be used to offset 100% of a future year’s taxable income until 2020. For tax year beginning January 1, 2021, federal net operating losses may be used to offset 80% of a future year’s taxable income. The state net operating losses carryforward for between 15-20 years and begin to expire in 2039.

The Company’s federal and state income tax returns prior to December 31, 2021 and 2020, respectively, are closed. The Company’s foreign subsidiary’s tax returns prior to 2018 are also closed. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Deferred income tax is presented under noncurrent liabilities and in other assets in the consolidated balance sheets as of December 31, 2025, and 2024.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future taxable income and availability of taxable temporary differences in making this assessment. After consideration of all the information available, management believes that positive evidence does not outweighs the negative evidence and thus it is more likely than not that the benefit from deferred tax asset may not be realized in foreseeable future. In view of this, valuation allowance has been created as at December 31, 2025 and December 31, 2024.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of income tax expense. There were no amounts accrued for interest or penalties for the years ended December 31, 2025 and December 31, 2024. Management does not expect any material changes in its unrecognized tax benefits in the next year.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, and 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Statutory federal income tax rate	21.00%	21.00%
Incentive stock options	-%	-%
Change in fair value of derivative warrant liabilities	-%	(3.52)%
Effects of changes in tax laws or rates enacted in the current period	(0.20)%	-%
Effects of cross-border tax laws	(4.42)%	-%
Permanent difference	-%	(2.04)%
Cancellation of debt income	-%	-%
Rate differential on foreign earnings	4.42%	0.44%
State taxes, net of federal tax benefit	(0.01)%	(0.24)%
Current federal tax true-up	-%	(1.27)%
Nontaxable or deductible items	(1.30)%	-%
Payable true-up	0.35%	-%
Other	(0.76)%	-%
Valuation allowance	(18.74)%	(11.20)%
Income tax benefit	0.34%	3.17%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions as well as in foreign jurisdictions and is subject to examination by the various taxing authorities.

The Company recorded an income tax benefit/expense of approximately $46 thousand and $635 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

The effective tax rate for the years ended December 31, 2025 and December 31, 2024 was 0.34% and 3.17%, respectively. The income tax benefit for the year ended December 31, 2025 is a result of the reversal of deferred tax liability attributable to acquired intangible assets from the Business Combination. The company believes that positive evidence does not outweighs the negative evidence and thus it is more likely than not that the benefit from deferred tax asset may not be realized in foreseeable future. In view of this, valuation allowance has been created as of December 31, 2025.

Uncertain Tax Positions

The Company records tax positions as liabilities and adjusts these liabilities when its judgment changes because of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025, and December 31, 2024 the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025 and December 31, 2024, no accrued interest or penalties are recorded on the balance sheets, and the Company has not recorded any related expenses. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute range from 2021 to the present in the U.S. and from 2020 to the present in its foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which those attributes were generated may remain subject to adjustment upon examination by the Internal Revenue Service, state and local tax authorities, and non-U.S. tax authorities—including those in Canada and the Philippines—if and when the attributes are utilized in a future period.

Following the acquisition, the Company transitioned its Canadian operations from a client-facing business to a cost center. A formal transfer pricing study between the U.S. and Canada has not been performed, and as such, there may be a potential for a Canadian tax liability. However, based on currently available information, management believes that any such liability would not be material to the financial statements as a whole

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was enacted into law. Among its provisions, the reinstatement of full expensing for research and development expenditures is applicable to the Company. While further regulatory guidance is anticipated regarding the treatment of prior periods, the Company expects that the previously recognized deferred tax asset related to Section 174 will be reversed, resulting in an increase in net operating loss carryforwards. The Company is currently evaluating potential other impacts of the passage of OBBB.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippine subsidiaries. Cash in foreign financial institutions as of December 31, 2025 and December 31, 2024, was $51 thousand and $166 thousand, respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the Years ended December 31, 2025 and December 31, 2024. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

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

The CODM does not assess profitability at a level below the consolidated entity. Net income (loss) is used as the Company’s primary measure of overall financial performance. However, when evaluating operating results on a budget-to-actual basis, management places greater emphasis on cash-based operating expenses, including cost of revenue, professional services, marketing, research and development, and general and administrative expenses. Conversely, the Company does not consider stock-based compensation, amortization of intangible assets, changes in the fair value of warrant liabilities, losses on debt extinguishment, or other non-cash items to be significant factors in its internal analysis of period-over-period operating performance.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue - Licenses	$4,480	$6,202
Revenue - Professional Services	73	798
Revenue - Hardware	30	142
Less:
Cost of revenue	578	1,285
Research and development	6,206	5,744
Sales and marketing	1,832	2,870
General and administrative	5,859	5,489
Impairment of goodwill	2,148	-
Interest expense, net	701	1,756
(Gain) loss on derivative liability fair value remeasurement	(4,548)	3,152
Loss on debt extinguishment	48	1,052
Other (income) expense, net	(259)	342
Add:
Income tax benefit (expense)	46	635
Total loss without non-cash	(7,936)	(13,913)
Less:
Other noncash expenses(1)	5,537	5,562
Net loss	$(13,473)	$(19,408)

(1)	Other noncash expenses for the year ended December 31, 2025, includes mostly of $2,784 thousand of stock compensation and related expenses, $2,732 thousand of intangible amortization expense. Other noncash expenses for the year ended December 31, 2024, includes $2,831 thousand of stock compensation expenses, and $2,731 thousand of intangible amortization expense.

NOTE 16 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the Year Ended December 31, 2025
Revenues by geographic area	$4,485	$4,275	$695	$(4,872)	$4,583
Operating income (loss) by geographic area	$(20,207)	$2,634	$(4)	$-	$(17,577)
Net income (loss) by geographic area	$(16,328)	$2,866	$(11)	$-	$(13,473)

For the Year Ended December 31, 2024
Revenues by geographic area	$6,729	$413	$917	$(917)	$7,142
Operating income (loss) by geographic area	$(11,732)	$(2,054)	$45	$-	$(13,741)
Net income (loss) by geographic area	$(17,081)	$(2,368)	$41	$-	$(19,408)

As of December 31, 2025
Identifiable assets by geographic area	$32,094	$125	$211	$-	$32,430
Long lived assets by geographic area	$12,775	$57	$103	$-	$12,935
Goodwill by geographic area	$6,589	$-	$-	$-	$6,589

As of December 31, 2024
Identifiable assets by geographic area	$31,087	$272	$444	$-	$31,803
Long lived assets by geographic area	$15,712	$175	$46	$-	$15,933
Goodwill by geographic area	$8,737	$-	$-	$-	$8,737

NOTE 17 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The lease for the Company’s office in Manila, Philippines expired in May 2025. The Company elected not to renew the lease and has since entered into a new lease agreement within Philippines at a lower cost. The Canada lease expires in May 2026, the Philippines lease expires in June 9, 2027, and the United States office lease expires in April 2026. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the consolidated balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s consolidated statement of operations for the years ended December 31, 2025 and December 31, 2024 was approximately $422 thousand, and $439 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of December 31, 2025, the weighted average remaining lease term is 0.7 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2024, the weighted average remaining lease term is 1.1 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(in thousand)	Operating Leases
Year 2026	204
Year 2027	32
Total lease payments	236
Less: Imputed interest	(10)
Present value of lease liabilities	$226

NOTE 18 – Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including trade tensions between the United States and China, the conflicts in the Middle East and between Russia and Ukraine, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic, tariffs, and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) maycontribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflicts in the Middle East (including the conflict between Iran and Israel and the United States’ military actions against Iran) has caused political, economic, and military instability in Israel and surrounding regions. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company and the value of the Company’s securities.

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

NOTE 19 – Supplementary Financial Information

Quarterly Financial Information (unaudited)—The quarterly results for the years ended December 31, 2025, and 2024 are summarized below (in thousands, except per share amounts):

2025	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Year Ended December 31, 2025
Net Revenue	1,022	1,114	1,223	1,224	4,583
Gross Profit	888	991	1,052	1,074	4,005
Net Loss	(5,561)	(3,157)	(3,139)	(1,616)	(13,473)

Basic and diluted weighted average shares outstanding, Class A Common Stock	27,002,655	23,359,850	20,718,170	19,678,147	23,414,190
Basic and diluted net loss per share, Class A Common Stock	(0.21)	(0.13)	(0.16)	(0.08)	(0.58)

2024	Fourth Quarter	Third Quarter (restated)	Second Quarter (restated)	First Quarter	Year Ended December 31, 2024
Net Revenue	1,661	1,897	1,766	1,818	7,142
Gross Profit	1,428	1,525	1,413	1,491	5,857
Net Loss	(3,978)	(5,004)	(5,256)	(5,170)	(19,408)

Basic and diluted weighted average shares outstanding, Class A Common Stock	17,234,557	15,699,685	15,255,218	15,254,389	15,907,946
Basic and diluted net loss per share, Class A Common Stock	(0.23)	(0.32)	(0.36)	(0.34)	(1.22)

NOTE 20 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, through the date the consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events:

The Company commenced sales of its common stock pursuant to the shelf registration, facilitated through a third-party arrangement with Maxim Group LLC acting as the Company’s agent under an equity distribution agreement. The Company received net proceeds of $2,300 thousand and issued 7,458,991 shares of class A Common Stock, which are intended to be used for general working capital and other corporate purposes.

Following the year ended December 31, 2025, the Company converted a portion of its outstanding Avondale Prepaid Purchase #1 and Prepaid Purchase #2 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 8,600,948 shares of Class A common stock in connection with these conversions.

In February 2026, the Company settled a legal matter that originated prior to December 31, 2025 for approximately $65,000. Because the underlying claim existed at year-end, the Company recorded the related accrual in the consolidated financial statements as of December 31, 2025.

On February 5, 2026, the Company announced a strategic partnership with TouchSource, a leading provider of digital directories and interactive experiences for commercial real estate, healthcare, and retail properties. Under the partnership, the Company's agentic AI and workplace intelligence platform will serve as the intelligence layer across TouchSource's nationwide digital directory network, which spans more than 11,000 deployments across U.S. commercial office, healthcare, retail, and mixed-use properties. The collaboration will focus on coordinated go-to-market efforts and product strategy, exploring how agentic AI can be embedded into workplace platforms, digital directories, and spatial interfaces to support modern enterprise operations and multi-tenant real estate environments.

On March 27, 2026, the Company entered into a Securities Purchase Agreement with Avondale Capital, LLC, pursuant to which the Company may issue and sell one or more Pre-Paid Purchases, in the aggregate purchase amount of up to $40,000,000, for the purchase of the Company’s Common Stock and the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender. The convertible Pre-Paid Purchase #1 has the original principal amount of $1,050,000.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2025).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on March 17, 2023 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.3	Certificate of Validation, filed with the Delaware Secretary of State on August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2025).
3.4(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
4.5(5)	Description of the Company’s securities.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023).
10.6(#)	Offer Letter, dated as of July 18, 2024, by and between Joy Mbanugo and CXApp Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 20, 2024).
10.7(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.8(4)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.11(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
10.12(6)	Pre-Paid Purchase #3, dated as of October 17, 2025, between CXApp Inc. and Avondale Capital, LLC.
10.13(*)	Securities Purchase Agreement, dated as of March 27, 2026, by and between CXApp Inc. and Avondale Capital, LLC.
10.14(*)	Pre-Paid Purchase #1, dated as of March 27, 2026, between CXApp Inc. and Avondale Capital, LLC.
19.1(5)	Insider Trading Policy.
21.1(*)	List of Subsidiaries.
23.1(*)	Consent of WithumSmith+Brown, PC.

31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(5)(#)	Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2025
#	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.
Date: March 30, 2026
/s/ Khurram Sheikh
	By:	Khurram Sheikh
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

CXAPP INC.
Date: March 30, 2026
/s/ Joy Mbanugo
	By:	Joy Mbanugo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director
Date:	March 30, 2026

/s/ Joy Mbanugo
Name:	Joy Mbanugo
Title:	Chief Financial Officer
Date:	March 30, 2026

/s/ Di-Ann Eisnor
Name:	Di-Ann Eisnor
Title:	Director
Date:	March 30, 2026

/s/ Camillo Martino
Name:	Camillo Martino
Title:	Director
Date:	March 30, 2026

/s/ George Mathai
Name:	George Mathai
Title:	Director
Date:	March 30, 2026

/s/ Shanti Priya
Name:	Shanti Priya
Title:	Director
Date:	March 30, 2026