Form 10-Q
period 2026-03-31
CXApp Inc.
filed 2026-05-13
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 11, 2026, there were 70,089,277 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and March 31, 2025 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

SIGNATURES		46

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$12,342	$11,101
Accounts receivable	907	789
Unbilled and other receivables	278	178
Prepaid expenses and other current assets	665	765
Total current assets	14,192	12,833

Property and equipment, net	30	39
Intangible assets, net	11,990	12,672
Operating lease right-of-use asset, net	120	224
Goodwill	6,589	6,589
Other assets	72	73

Total Assets	$32,993	$32,430

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,015	$766
Accrued liabilities	2,428	2,281
Deferred revenue	1,986	1,465
Warrant liability	673	1,051
Operating lease obligation, current	109	195
Total current liabilities	$6,211	$5,758

Operating lease obligation, noncurrent	12	31
Convertible debt	10,825	12,659

Total Liabilities	$17,048	$18,448

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 57,594,596 shares issued and outstanding as of March 31, 2026 and 33,773,696 shares issued and outstanding as of December 31, 2025	6	3
Additional paid-in capital	110,627	104,691
Accumulated other comprehensive loss	(3)	(30)
Accumulated deficit	(94,685)	(90,682)
Total Stockholders’ Equity	$15,945	$13,982

Total Liabilities and Stockholders’ Equity	$32,993	$32,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$950	$1,224

Cost of Revenues	160	150

Gross Profit	$790	$1,074

Operating Expenses
Research and development	1,502	1,476
Sales and marketing	413	594
General and administrative	2,316	2,066
Amortization of intangible assets	683	683
Total Operating Expenses	4,914	4,819

Loss from Operations	(4,124)	(3,745)

Other Income (Expense)
Interest income (expense), net	17	(37)
Change in fair value of derivative liability	178	2,196
Loss on debt extinguishment	-	(48)
Other income (expense), net	(72)	18
Total Other Income (Expense)	123	2,129

Loss, before tax	(4,001)	(1,616)
Provision for income tax	(2)	-
Net Loss	$(4,003)	$(1,616)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	27	(1)
Comprehensive Loss	$(3,976)	$(1,617)

Basic and diluted weighted average shares outstanding, Class A common stock	45,206,703	19,678,147
Basic and diluted net loss per share, Class A common stock	$(0.09)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balance at January 1, 2026	33,773,696	$3	$104,691	$(90,682)	$(30)	$13,982
Net loss	-	-	-	(4,003)	-	(4,003)
Stock-based compensation	-	-	391	-	-	391
Common shares issued for extinguishment of debt	15,825,249	2	3,082	-	-	3,084
Common shares issued as the At-The-Market offering	7,995,651	1	2,463	-	-	2,464
Cumulative translation adjustment	-	-	-	-	27	27
Balance at March 31, 2026	57,594,596	$6	$110,627	$(94,685)	$(3)	$15,945

	Class A Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balance at January 1, 2025	19,248,390	$2	$92,583	$(77,209)	$216	$15,592
Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for extinguishment of debt	556,274	-	1,003	-	-	1,003
Common shares issued for vested RSUs	3,120	-	-	-	-	-
Taxes withheld on stock-based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	19,807,784	$2	$94,205	$(78,825)	$215	$15,597

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating activities
Net loss	$(4,003)	$(1,616)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation and amortization	9	12
Amortization of intangible assets	683	683
Amortization of right-of-use asset	102	100
Accrued interest expense on promissory note and convertible debt	60	71
Stock-based compensation expense	391	624
(Gain) loss on foreign currency transactions	37	(3)
Change in fair value of derivative liability	(178)	(2,196)
Loss on debt extinguishment	-	48
Change in assets and liabilities:
Accounts receivable, unbilled and other receivables	(228)	954
Prepaid expenses and other current assets	99	(175)
Accounts payable	250	103
Accrued liabilities	150	398
Operating lease liabilities	(102)	(103)
Deferred revenue	521	121
Net Cash Used in Operating Activities	(2,210)	(979)

Cash Flows Used in Investing Activities
Purchases of property and equipment	-	(5)
Net Cash Flows Used in Investing Activities	-	(5)

Cash Flows From Financing Activities
Proceeds from issuance of pre-paid purchase, net of issuance costs	990	-
Proceeds from At-The-Market Offerring, net of issuance costs	2,464	-
Net Cash Provided By Financing Activities	3,454	-

Effect of Foreign Exchange Rate on Changes on Cash and Cash Equivalents	(3)	(3)
Net Increase (Decrease) in Cash and Cash Equivalents	1,241	(987)
Cash and Cash Equivalents, beginning of period	11,101	4,880
Cash and Cash Equivalents, end of period	$12,342	$3,893

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$240	$-
Common shares issued for debt extinguishment	$3,084	$1,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Nature of Business

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

NOTE 2 – Summary of Significant Accounting Policies and Basis of Presentation

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of approximately $12,342 thousand. For the three months ended March 31, 2026, the Company incurred net losses of approximately $4,003 thousand and used approximately $2,210 thousand of cash for operating activities. The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

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

Based on these mitigation actions, existing liquidity, and expected business activity, management believes that these plans, which are within the Company’s control and are expected to be effectively implemented, alleviate the substantial doubt and concluded that the Company will be able to meet its obligations as they come due for at least twelve months following the issuance of these condensed consolidated financial statements.

On March 27, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $40,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $1,050 thousand, closed on March 27, 2026, the Company received net proceeds of approximately $990 thousand. As of March 31, 2026, approximately $38,950 thousand remained available under this agreement.

On March 26, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, the Company received net proceeds of approximately $3,990 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. The third tranche of the SPA was issued on October 17, 2025 with the principal amount of $5,250 thousand, of which, the Company received net proceeds of $5,000 thousand. The fourth tranche of the SPA was issued on December 30, 2025 with the principal amount of $4,200 thousand, of which, the Company received net proceeds of $4,000 thousand. As of March 31, 2026, approximately $3,200 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of March 31, 2026 and December 31, 2025, the Company had $3,520 thousand in remaining available funding under this agreement.

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

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the three months ended March 31, 2026, the Company received $2,464 thousand and issued 7,995,651 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes.

Management’s assessment of the Company’s ability to continue as a going concern is based on its current cash position, expected operating cash requirements, and the availability of these financing sources. While access to certain capital sources is dependent on market conditions, including the Company’s stock price, trading volume, and continued effectiveness of its registration statement, management believes that its existing liquidity, combined with planned cost management initiatives and access to external capital, will be sufficient to fund operations and meet obligations as they come due for at least twelve months from the issuance date of these financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance for credit losses;

●	the valuation of convertible debt;

●	the valuation allowance for deferred tax assets; and

●	impairment of long-lived assets and goodwill.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 30, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts, temporary investments and certificates of deposit with maturities of three months or less when purchased. As of March 31, 2026, the Company had cash equivalents of approximately $11,911 thousand of certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. As of December 31, 2025, the Company had $10,687 thousand of certificates of deposit.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for credit losses to ensure accounts receivable are not overstated due to un-collectability. Allowance for credit losses is maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for credit losses for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in such customer’s operating results or financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company has no allowance for credit losses as March 31, 2026 and December 31, 2025. The opening balance of accounts receivable as of January 1, 2026 was $789 thousand. Changes during the year primarily reflected amounts billed to customers and cash collected, resulting in an ending balance of $907 thousand as of March 31, 2026.

Other receivables as presented within “unbilled and other receivables” includes mainly unbilled receivables and sales tax recoverable from tax authorities. These are recognized when the underlying transaction occurs and reviewed periodically for collectability. As of March 31, 2026 and December 31, 2025, sales tax receivables were $64 thousand and $54 thousand, respectively.

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

Intangible Assets, net

Intangible assets primarily consist of developed technology, customer lists/relationships, non-compete agreements, intellectual property agreements, export licenses and trade names/trademarks. They are amortized ratably over a range of 5 to 10 years, which approximates customer attrition rate and technology obsolescence. The Company assesses the carrying value of its intangible assets for impairment annually, or more frequently if an event or other circumstances indicates that the Company may not be able to recover the carrying amount of the assets. Based on its assessments, the Company did not incur any impairment charges for both three months ended March 31, 2026 and March 31, 2025.

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

The Company performed qualitative goodwill impairment assessments as of March 31, 2026 and March 31, 2025 and determined that no impairment existed. Accordingly, no goodwill impairment charges were recorded for the three months ended March 31, 2026 and March 31, 2025. The Company had completed both qualitative and quantitative goodwill impairment assessments as of December 31, 2025, and concluded that the carrying amount of goodwill exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company’s goodwill balance was $6,589 thousand. During the year ended December 31, 2025, the Company recorded a goodwill impairment charge as a result of its annual impairment assessment.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Comprehensive Loss and Foreign Currency Translation

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

Assets and liabilities related to the Company’s foreign operations are calculated using the Philippine Peso and Canadian Dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. The aggregate foreign currency net translation gain was approximately $27 thousand and the aggregate foreign currency net translation loss of approximately $1 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024, March 2025 (Settled in April 2025), August 2025, October 2025, December 2025 and March 2026 and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the condensed consolidated statements of Operations and Comprehensive loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized a loss on the changes in the estimated fair value of the convertible debt of approximately $200 thousand and $118 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

(in thousands)	Accounts Receivable	Deferred Revenue
Balance at January 1, 2025	$1,686	$2,683
Balance at December 31, 2025	$789	$1,465
Balance at March 31, 2026	$907	$1,986

The Company had deferred revenue of approximately $1,986 thousand and $1,465 thousand as of March 31, 2026 and December 31, 2025, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license.

The Company recognized revenue in the reporting period of $642 thousand and $991 thousand, that was included in the contract liability balance at the beginning of the period, for the three months ended March 31, 2026 and March 31, 2025 respectively.

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

The Company currently has two classes of warrants outstanding, the Private Placement Warrants and the Public Warrants, both of which are classified as liabilities. Warrants that do not meet all of the criteria for equity classification are recorded as warrant liabilities at their initial fair value on the issuance date and are remeasured to fair value at each balance sheet date. Changes in fair value are recognized in the condensed consolidated statements of operations as a non-cash gain or loss. The Company uses the quoted market price of the Public Warrants as the fair value for both warrant classes at each reporting date, and therefore classifies the warrant liabilities as Level 2 within the fair value hierarchy due to the absence of observable market inputs specific to the Private Placement Warrants.

For the three months ended March 31, 2026 and 2025, the Company recognized a non-cash gain of approximately $378 thousand and $2,314 thousand, respectively, related to changes in the estimated fair value of its warrant liabilities.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended March 31, 2026 and March 31, 2025, basic and dilutive net income (loss) per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2026 and March 31, 2025.

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Stock options	2,150	1,627
Restricted stock units	1,050	677
Warrants	21,032	21,032
Total	24,232	23,336

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the public warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the private placement warrants is measured using the quoted market price of the public warrants as an observable input, a Level 2 measurement, because the private placement warrants are not actively traded and there are no observable market inputs specific to those warrants. The Company recognized, in the condensed consolidated Statements of Operations and Comprehensive Loss, an unrealized gain on its warrant liabilities (comprising both public and private placement warrants) of $378 thousand and $2,314 thousand for the three months ended March 31, 2026 and March 31, 2025 respectively.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Public warrants are classified within Level 1, while private warrants are classified within Level 2 of the fair value hierarchy, consistent with the valuation methodology used.

	As of March 31, 2026	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$673	$390	$283	$-
Convertible Note
-Avondale Prepaid Purchase #2	1,451	-	-	1,451
-Avondale Prepaid Purchase #3	4,507	-	-	4,507
-Avondale Prepaid Purchase #4	3,823	-	-	3,823
-Avondale Prepaid Purchase #1	1,044	-	-	1,044

	As of December 31, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,051	$1,051	$-	$-
Convertible Note
-Avondale Prepaid Purchase #1	1,231	-	-	1,231
-Avondale Prepaid Purchase #2	2,749	-	-	2,749
-Avondale Prepaid Purchase #3	4,683	-	-	4,683
-Avondale Prepaid Purchase #4	3,996	-	-	3,996

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

The following table shows the changes in fair value of the liabilities for the three months ended March 31, 2026 and March 31, 2025:

Warrant liability – January 1, 2026	$1,051
Change in fair value of derivative instruments	(378)
Warrant liability – March 31, 2026	$673

Warrant liability – January 1, 2025	$5,048
Change in fair value of derivative instruments	(2,314)
Warrant liability – March 31, 2025	$2,734

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized an unrealized loss in the condensed consolidated statements of operations and comprehensive loss of $200 thousand and $118 thousand, respectively, which are presented as a change in fair value of derivative liability. See additional details within Note 10, Convertible debt.

The significant inputs in the valuation models for each of the three issuances were as follows:

Avondale

Pre-Paid Purchase #1

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.32
Volatility	116.4%
Discount rate	3.59%
Risk free rate	3.57%

Avondale

Pre-Paid Purchase #2

Inputs	March 31, 2026	December 31, 2025
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.18	$0.33
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.987	2.23
Volatility	92.5%	116.4%
Discount rate	23.95%	3.59%
Risk free rate	3.75%	3.46%

Avondale

Pre-Paid Purchase #3

Inputs	March 31, 2026	December 31, 2025
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.18	$0.33
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.987	2.23
Volatility	92.5%	116.4%
Discount rate	18.56%	3.59%
Risk free rate	3.75%	3.46%

Avondale

Pre-Paid Purchase #4

Inputs	March 31, 2026	December 31, 2025
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.18	$0.33
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.987	2.23
Volatility	92.5%	116.4%
Discount rate	15.37%	3.59%
Risk free rate	3.75%	3.46%

Avondale

Pre-Paid Purchase #1

Inputs	March 31, 2026
Valuation method	Scenario based analysis
Stock price	$0.18
Equity dividend yield	0.00%
Expected term (years)	1.987
Volatility	92.5%
Discount rate	15.37%
Risk free rate	3.75%

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, unbilled and other receivables and accounts payable. The Company determines the estimated fair value of such financial instruments presented in the condensed consolidated financial statements is equal to its carrying value due to their short-term nature.

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the three months ended March 31, 2026 and March 31, 2025.

Recently Adopted Accounting Pronouncement

In November 2024, the FASB issued ASU No. 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a preexisting contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have adopted the amendments in ASU 2020-06. The Company adopted this guidance effective January 1, 2026. The Company is evaluating the impact of the adoption on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in ASU 2025‑05 are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2025‑05 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s condensed consolidated financial statements.

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Subscription revenue
Software, License & Maintenance Contracts	$934	$1,211
Total subscription revenue	$934	$1,211

Non-subscription revenue
Professional services	$14	$13
Hardware	$2	$-
Total non-subscription revenue	$16	$13

Total Revenue	$950	$1,224

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue recognized over time(1)(2)	$948	$1,224
Revenue recognized at point in time(3)	$2	$-
	$950	$1,224

(1)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(2)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.

NOTE 4 – Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer and office equipment	$203	$207
Furniture and fixtures	10	13
Leasehold improvements	5	5
Total	218	225
Less: accumulated depreciation and amortization	(188)	(186)
Total Property and Equipment, Net	$30	$39

Depreciation expense were approximately $9 thousand, and $12 thousand, for the three months ended March 31, 2026 and March 31, 2025 respectively.

NOTE 5 – Goodwill and Intangible Assets

Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company operates as a single reporting unit for purposes of its goodwill impairment assessment.

As part of its annual impairment test during the year ended December 31, 2025, the Company recorded a goodwill impairment charge of $2,148 thousand. After giving effect to this impairment, the carrying amount of goodwill was $6,589 thousand as of December 31, 2025, which remained unchanged as of March 31, 2026.

The Company initially evaluates qualitative factors, including macroeconomic conditions, changes in the business environment, and reporting unit‑specific events, to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment is bypassed or indicates potential impairment, a quantitative impairment test is performed by comparing the reporting unit’s estimated fair value to its carrying amount. The estimated fair value is determined using a weighted combination of the income and market approaches.

The Company completed a qualitative goodwill impairment assessment as of March 31, 2026, and determined that no impairment was necessary. No goodwill impairment was recognized for the three months ended March 31, 2026 and March 31, 2025.

Intangible assets consisted of the following (in thousands):

	March 31, 2026				December 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade Name/Trademarks	3.92	$3,294	$(1,431)	$1,863	$3,294	$(1,314)	$1,980
Customer Relationships	1.92	5,604	(3,409)	2,195	5,604	(3,129)	2,475
Developed Technology	6.92	8,697	(2,645)	6,052	8,697	(2,428)	6,269
Patents and Intellectual Property	6.92	2,703	(823)	1,880	2,703	(755)	1,948
Totals		$20,298	$(8,308)	$11,990	$20,298	$(7,626)	$12,672

Future amortization expense on intangible assets as of March 2026 is anticipated to be as follows (in thousands):

For the Years Ending December 31,	Amount
2026 (remainder of year)	$2,049
2027	2,731
2028	1,844
2029	1,611
2030	1,238
Thereafter	2,517
Total	$11,990

NOTE 6 – Deferred Revenue

Deferred revenue consisted of the following for the three months ended March 31, 2026 and year ended December 31, 2025 (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2026	$1,414	$51	$-	$1,465
Revenue recognized	(934)	(14)	(2)	(950)
Revenue deferred	1,462	7	2	1,471
Deferred Revenue – March 31, 2026	$1,942	$44	$-	$1,986

	License Agreement	Professional Service Agreements	Hardware	Total
Deferred Revenue – January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(4,480)	(73)	(30)	(4,583)
Revenue deferred	3,234	63	12	3,310
Advance from Customer	56	-	-	56
Deferred Revenue – December 31, 2025	$1,414	$51	$-	$1,465

Deferred revenues was approximately $1,986 thousand and $1,465 thousand as of March 31, 2026 and December 31, 2025, respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses and reimbursements	$1,503	$1,502
Accrued compensation and benefits	380	469
Accrued bonus and commissions	258	115
Accrued sales and other indirect taxes payable	156	158
Accrued insurance premium and interest	116	24
Accrued transaction costs	13	13
Income tax payables	2	-
Accrued liabilities	$2,428	$2,281

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective on March 15, 2026. The agreement states that the Company will pay a total of $145 thousand in premiums at an annual percentage rate of 6.9%. The first of ten monthly separate installment payments begin on April 14, 2026. The Company paid a down payment on the policy of $29 thousand. As of March 31, 2026 and December 31, 2025, the Company owed $116 thousand and $24 thousand, respectively, on the D&O insurance policy.

NOTE 8 – Warrants

Public Warrants

As of March 31, 2026 and December 31, 2025, there were 10,751,862 Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments described in the Company’s registration statement on Form S-1 (Registration No. 333-249177) filed in connection with its initial public offering.

The Public Warrants is exercisable and will expire on March 15, 2028 or earlier upon redemption or liquidation. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Private Warrants

As of March 31, 2026 and December 31, 2025, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until April 14, 2023 subject to certain limited exceptions.

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

For the periods ended March 31, 2026 and December 31, 2025, there were no exercises or exchanges made in relation with the Company’s Warrants.

NOTE 9 – Stock Option Plan and Stock-Based Compensation

2023 Equity Incentive Plan

At the special meeting held on March 10, 2023, stockholders approved, among other things, the Incentive Plan, which had previously been approved by the board of directors, subject to stockholder approval. The Incentive Plan became effective immediately upon the closing of the Business Combination. Pursuant to the terms of the Incentive Plan, there were 5,676,000 shares of CXApp Class A Common Stock available for issuance under the Incentive Plan, which is equal to 15% of the aggregate number of shares of CXApp common stock issued and outstanding immediately after the closing of the Business Combination (giving effect to the redemptions).

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

For the three months ended March 31, 2026, there were no stock options granted, exercised or forfeited.

See below for a summary of the stock options granted under the Incentive Plan for the three months ended March 31, 2026 and year ended December 31, 2025:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2026	2,149,550	$1.44	8.01	$0.91
Granted	-	$-	-	$-
Exercised	-	$-	-	$-	$-
Forfeited	-	$-	-	$-
Options outstanding at March 31, 2026	2,149,550	$1.44	7.76	$0.91
Options exercisable at March 31, 2026	1,366,699	$1.53

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average at Grant date	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2025	1,799,550	$1.52	8.74	$0.93
Granted	350,000	$1.00	9.40	$0.56
Exercised	-	$-	-	$-	$-
Forfeited	-	$-	-	$-
Options outstanding at December 31, 2025	2,149,550	$1.44	8.01	$0.87
Options exercisable at December 31, 2025	1,087,837	$1.59

Non-cash stock-based compensation expenses related to stock option were recorded in the condensed consolidated financial statements as summarized below:

	Three months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$9	$12
Sales and marketing	9	36
General and administrative	77	211
Total non-cash stock compensation	$95	$259

As of March 31, 2026, the remaining unrecognized stock compensation expense totaled approximately $560 thousand. This amount will be recognized as an expense over the weighted average remaining term of 1.83 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2026 and March 31, 2025, there were no grants issued.

Restricted Stock Units

The grant date fair value for Restricted Stock Units (‘RSU’) are valued using the closing price of the Company’s common stock on the date of grant.

On May 23, 2025, a total of 1,000,000 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

The fair value of the common stock as of the various grant dates was determined to be $1 to $11.80 per restricted stock unit, for a weighted average fair value of $1.33 per restricted stock unit. There was no other activity related to restricted stock units for the three months ended March 31, 2026 and March 31, 2025.

The following summarizes our RSUs transaction activity for the three months ended March 31, 2026 and year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2026	1,061,500	$1.25
Granted	-	-
Exercised	(11,500)	$1.33
Forfeited	-
RSUs outstanding at March 31, 2026	1,050,000	$1.24

	Shares	Weighted Average Grant Date Fair Value
RSU outstanding at January 1, 2025	688,935	$3.70
Granted	1,000,000	$1.00
Exercised	(627,435)	$3.55
Forfeited	-
RSU outstanding at December 31, 2025	1,061,500

The total fair value of RSUs vested during the three months ended March 31, 2026 and year ended December 31, 2025 was $15 thousand and $2,226 thousand, respectively.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the condensed consolidated financial statements is summarized below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$1	$102
Sales and marketing	1	52
General and administrative	294	211
Total non-cash stock compensation	$296	$365

As of March 31, 2026 and March 31, 2025, the Company has approximately $234 thousand and $656 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.24 years and 0.78 years, respectively.

NOTE 10 – Convertible Debt

Securities Purchase Agreement with Avondale Capital, LLC – March 2025

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

The Avondale convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #1 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.106 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1843, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #1. For the three months ended March 31, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $1,231 thousand.

On August 7, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Avondale, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $3,150 thousand and Avondale gave consideration of 3,000 thousand, reflecting original issue discount of $150 thousand. On August 7, 2025, the Company received the net proceeds from Avondale.

The Avondale convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #2 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.0957 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1826, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #2. For the three months ended March 31, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #2 of $1,298 thousand.

On October 17, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting original issue discount of $250 thousand. On October 17, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.9142 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1524, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #3 is recorded at fair value of $4,682 and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #3 of $175 thousand.

On December 30, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #4 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #4 has the original principal amount of $4,200 thousand and Lender gave consideration of $4,000 thousand, reflecting original issue discount of $200 thousand. On December 31, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #4 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #4, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.3677 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.0613, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #4 is recorded at fair value of $3,996 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #4 of $174 thousand.

Securities Purchase Agreement with Avondale Capital, LLC – March 2026

On March 27, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC (“Avondale”), pursuant to which the Company may issue and sell up to $40,000 thousand of Pre-Paid Purchase agreements (“Pre-Paid Purchases”) in tranches over time. The initial Pre-Paid Purchase (“Pre-Paid Purchase #1”) included a $1,050 thousand Pre-Paid Purchase, structured with a $50 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of $990 thousand, received on March 27, 2026.

On March 27, 2026, the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #1 has the original principal amount of $1,050 thousand and Lender gave consideration of $990 thousand, reflecting an original issue discount of $60 thousand. On March 27, 2026, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.2614 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.0436, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of March 31, 2026, Pre-Paid Purchase #1 is recorded at fair value of $1,044 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #1 of $6 thousand.

The following table presents changes in convertible debt measured at fair value for the three months ended March 31, 2026 and for the year ended December 31, 2025.

Convertible Debt
Balance as of December 31, 2025	$12,659
Additions	1,050
Settlement(1)	(3,084)
Fair value measurement adjustments	200
Balance as of March 31, 2026	$10,825

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	16,800
Settlement(2)	(8,102)
Fair value measurement adjustments	(551)
Balance as of December 31, 2025	$12,659

(1)	During the three months ended March 31, 2026, the Company issued 15,825,249 shares of the Company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $350 thousand with exchange price of $1.44.
(2)	During the year ended December 31, 2025, the Company issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $2,100 thousand with exchange prices ranging from $1.18 to $1.41.

NOTE 11 – Common Stock

Stock-Based Compensation and Equity Awards

On December 31, 2025, the Company issued 280,013 shares of Class A Common Stock, net of 137,848 shares of Class A Common Stock to cover the withholding tax, for the 417,861 vested Restricted Stock Units.

Issuances Related to Promissory Notes and Convertible Debt

During the three months ended March 31, 2026 and March 31, 2025, the Company issued a total of 15,825,249 and 554,274 shares of Class A Common Stock to pay off the promissory note and the convertible debt, respectively. See  Note 10, Convertible Debt, in the accompanying notes to the condensed consolidated financial statements for further detail.

NOTE 12 – Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $2 thousand and $0 thousand, respectively.

The effective tax rate for three months ended March 31, 2026 and March 31, 2025 was (0.04%) and (0%), respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against the deferred tax assets in the U.S and foreign jurisdictions along with permanent differences including changing fair value of derivative warrant liabilities and stock compensation.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of March 31, 2026.

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian and Philippines subsidiaries and its majority-owned India subsidiary. Cash in foreign financial institutions as of March 31, 2026 and December 31, 2025 was $68 thousand and $51 thousand, respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the three months ended March 31, 2026 and March 31, 2025. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 14 – Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue - Licenses	$934	$1,211
Revenue - Professional Services	14	13
Revenue - Hardware	2	-
Less:
Cost of revenue	160	150
Research and development	1,492	1,362
Sales and marketing	403	506
General and administrative	1,708	1,644
Interest expense (income), net	(17)	37
Gain on warrant liabilities	(178)	(2,196)
Loss on debt extinguishment	-	48
Other expense/(income), net	72	(18)
Add:
Income tax benefit	(2)	-

Total income without non-cash	(2,692)	(309)
Less:
Other non-cash expenses(1)	1,311	1,307
Net loss	$(4,003)	$(1,616)

(1)	Other non-cash expenses for the three months ended March 31, 2026 includes $391 thousand of stock compensation and related expenses, and $683 thousand of intangible amortization expense. Other non-cash expenses for the three months ended March 31, 2025 includes $624 thousand of stock compensation expenses and $683 thousand of intangible amortization expense.

NOTE 15 – Foreign Operations

The Company’s operations are located primarily in the United States, Canada, and the Philippines. Revenues by geographic area are attributed by country of domicile of the Company’s subsidiaries. The financial data by geographic area are as follows (in thousands):

	United States	Canada	Philippines	Eliminations	Total
For the three months Ended March 31, 2026
Revenues by geographic area	$939	$498	$152	$(639)	$950
Operating loss by geographic area	$(4,174)	$43	$7	$-	$(4,125)
Net loss by geographic area	$(4,028)	$15	$10	$-	$(4,003)

For the three months Ended March 31, 2025
Revenues by geographic area	$1,197	$27	$207	$(207)	$1,224
Operating income (loss) by geographic area	$(3,315)	$(440)	$10	$-	$(3,745)
Net income (loss) by geographic area	$(1,182)	$(442)	$8	$-	$(1,616)

As of March 31, 2026
Identifiable assets by geographic area	$32,675	$94	$224	$-	$32,993
Long lived assets by geographic area	$12,034	$24	$82	$-	$12,140
Goodwill by geographic area	$6,589	$-	$-	$-	$6,589

As of December 31, 2025
Identifiable assets by geographic area	$32,094	$125	$211	$-	$32,430
Long lived assets by geographic area	$12,775	$57	$103	$-	$12,935
Goodwill by geographic area	$6,589	$-	$-	$-	$6,589

NOTE 16 – Leases

The Company has operating leases for administrative offices in Canada, the Philippines, and the United States. The lease for the Company’s office in Manila, Philippines expired in May 2025. The Company elected not to renew the lease and has since entered into a new lease agreement within Philippines at a lower cost. The Canada lease expires in May 2026, the Philippines lease expires in June 2027, and the United States office lease expired in April 2026 and was renewed by management. The Company has no other operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded on the condensed consolidated balance sheet is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026 and March 31, 2025 was approximately $105 thousand, and $107 thousand, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842 “Leases” (“ASC 842”). As of March 31, 2026, the weighted average remaining lease term is 0.5 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%. As of December 31, 2025, the weighted average remaining lease term is 0.7 years, and the weighted average discount rate used to determine the operating lease liabilities was 8.0%.

(In thousands)	Operating Leases
Year 2026	$96
Year 2027	31
Total lease payments	127
Less: Imputed interest	(6)
Present value of lease liabilities	$121

NOTE 17 – Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including trade tensions between the United States and China, the conflicts in the Middle East and between Russia and Ukraine, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic, tariffs, and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflicts in the Middle East (including the conflict between Iran and Israel and the United States’ military actions against Iran) has caused political, economic, and military instability in Israel and surrounding regions. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company and the value of the Company’s securities.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

NOTE 18 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, through the date the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events:

Following the quarter ended March 31, 2026, the Company converted a portion of its outstanding Avondale Prepaid Purchase #2 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 11,420,837 shares of Class A common stock in connection with these conversions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, with the audited condensed consolidated financial statements included in our Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Annual Report”). References in this report (the “Quarterly Report”) to “we”, “us” or the “Company” refer to CXApp Inc. References to our “management” or our “management team” refer to our officers and directors. The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2026.

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

In first quarter of 2026, we prioritized three strategic pillars:

1.	AI-First Product Innovation: During the quarter, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in state-of-the-art AI infrastructure in partnership with Google Cloud (GCP) is enabling intelligent and scalable solutions that will transform the modern workplace.

2.	Subscription Revenue Quality Expansion: Our customer expansion strategy remained focused on high-value enterprise accounts, particularly across the financial services, healthcare, and technology sectors with subscription based recurring revenue model. We deepened relationships with existing Fortune 1000 clients through expanded deployments and multi-site activations As a result, recurring SaaS revenue accounted for 98% of total revenue in Q1 2026, underscoring the effectiveness of our recurring business model.

3.	Margin Expansion through Cost Discipline: In Q1 2026, we reduced operating costs by streamlining SG&A and rationalizing our services delivery model. Gross profit totaled $790 thousand for the three months ended March 31, 2026, compared to $1,074 thousand in the same period of 2025. Total revenue declined due to the deliberate de‑emphasis of non‑recurring professional services, which also contributed to a decrease in gross margin to 83%. Despite the near‑term decline, our SaaS offerings continue to represent the core of our business, and these actions demonstrate disciplined cost management while advancing toward a more predictable, capital‑efficient operating model.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	During the three months ended March 31, 2026, the gross profit was decreased to 83% when compared to 88% in March 31, 2025 driven by higher-margin AI-enabled services and a strategic focus on enterprise clients.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology, aligning with our objective to target high-value, recurring revenue clients.

●	The transition to a recurring revenue model has improved revenue predictability and supports our long-term growth objectives.

Operational Efficiencies and Cost Management

●	During the three months ended March 31, 2026, operating expenses remained essentially flat at $4,914 thousand compared to $4,819 thousand for the three months ended March 31, 2025. This consistency reflects ongoing discipline in cost management while supporting core business operations.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

For the three months ended March 31, 2026, cash and cash equivalents was $12,342 thousand.

This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	The global employee experience market is projected to grow at 20% CAGR, creating substantial opportunities for CXApp to expand its footprint in the enterprise workplace solutions market.

●	We believe our AI-driven platform differentiates us from legacy workplace management systems, enabling real-time data analytics and actionable insights that are designed to support strategic decision-making.

●	Despite macroeconomic uncertainties, enterprise demand for hybrid workplace solutions remains robust, positioning CXApp for continued momentum as we scale our AI-enabled offerings.

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

Recent Events

Convertible Debt Conversion

On March 27, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC (“Avondale”), pursuant to which the Company may issue and sell up to $40,000 thousand of Pre-Paid Purchase agreements (“Pre-Paid Purchases”) in tranches over time. The initial Pre-Paid Purchase (“Pre-Paid Purchase #1”) included a $1,050 thousand Pre-Paid Purchase, structured with a $50 thousand original issue discount (“OID”) and $10 thousand in transaction-related fees, resulting in net proceeds of $990 thousand, received on March 27, 2026.

Shelf Registration Statement (Form S-3)

During the quarter ended March 31, 2026, the Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement. The Company received $2,464 thousand and issued 7,995,651 shares of class A common stock, which are intended to be used for general working capital and other general corporate purposes.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended March 31, 2026, and March 31, 2025

The following table sets forth our results of operations. This data should be read together with our unaudited condensed consolidated financial statements and related notes.

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$950	$1,224
Cost of revenues	160	150
Gross profit	790	1,074
Operating expenses	4,914	4,819
Loss from operations	(4,124)	(3,745)
Other income, net	123	2,129
Current income provision	(2)	-
Net income (loss)	$(4,003)	$(1,616)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $950 thousand for the three months ended March 31, 2026, compared to $1,224 thousand for the three months ended March 31, 2025. The decrease in revenue of $274 thousand, for the comparative quarters ended March 31, 2026 and March 31, 2025 was due to a decline in Professional Services revenue. Professional services are related to integration works and other services that may be requested by the customer and as such the decline in revenue is attributable to the professional services revenue because the Company has moved to a full SaaS model versus one-time professional fees.

Our subscription-based revenue represented 98% of the total revenue for the three months ended March 31, 2026 and 99% for the three months ended March 31, 2025 which is a 1% decrease in the revenue mix.

Gross Margin

Cost of revenues includes the direct costs to deliver the services including labor and overhead. Cost of revenues were $160 thousand for the three months ended March 31, 2026 compared to $150 thousand for the three months ended March 31, 2025. The gross profit margin was 83% for the three months ended March 31, 2026 compared to 88% for the three months ended March 31, 2025. This increase in cost of revenues of approximately $10 thousand, or approximately 7%, for the comparative periods ended March 31, 2026 and March 31, 2025, was attributable to higher service mix that resulted in higher direct costs during the period.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing, and general and administrative expenses. Total operating expenses were $4,914 thousand for the three months ended March 31, 2026, compared to $4,819 thousand for the three months ended March 31, 2025. The increase of $95 thousand period over period was primarily the result of increase in research and development cost of approximately $26 thousand and increase in general and administrative expenses for approximately $13 thousand offset by decrease in sales and marketing expenses of approximately $181 thousand.

Other Income/(Expense)

Other income was $123 thousand and $2,129 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. This decrease in other income was primarily attributable to changes in fair value of derivative warrant liabilities of $2,018 thousand during the three months ended March 31, 2026.

Provision for Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax provision of $2 thousand. There was no income tax benefit or provision for the three months ended March 31, 2025.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income (loss)	$(4,003)	$(1,616)
Interest and other income	19	31
Income tax (benefit)/provision	2	-
Depreciation and amortization	691	695
EBITDA	(3,291)	(890)
Adjusted for:
Changes in fair value of warrant liabilities	(178)	(2,196)
Loss on debt extinguishment	-	48
Unrealized losses	37	4
Stock-based compensation - compensation and related benefits	391	624
Adjusted EBITDA	$(3,041)	$(2,410)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

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

Financing Obligations and Requirements

Net cash used in operating activities for the three months ended March 31, 2026 was $2,210 thousand, reflecting a net loss of $4,003 thousand adjusted for non-cash items and changes in working capital. During the period, the Company raised net proceeds of approximately $990 thousand under the SPA entered into on March 27, 2026, and also maintained access to additional liquidity sources, including remaining capacity under its financing arrangements and its at-the-market equity program, subject to market conditions such as stock price, trading volume, and issuance limitations. Management continues to implement expense-management initiatives and working-capital optimization measures and expects to use financing sources that are reasonably accessible to support operations. Based on current cash balances, expected collections, and management’s cost-management actions, the Company believes it has sufficient liquidity to meet its working capital needs and other operating requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements

Revenue Recognition

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

Liquidity and Capital Resources as of March 31, 2026 Compared with March 31, 2025

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

As of March 31, 2026, the Company has a working capital surplus of approximately $7,981 thousand and cash of approximately $12,342 thousand. For the three months ended March 31, 2026, the Company incurred net loss of approximately $4,003 thousand and used approximately $2,210 thousand of cash for operating activities.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows (used in) provided by
Net cash used in operating activities	$(2,210)	$(979)
Net cash provided by (used in) investing activities	-	(5)
Net cash provided by (used in) financing activities	3,454	-
Effect of exchange rates on cash	(3)	(3)
Net increase (decrease) in cash and cash equivalents	$1,241	$(987)

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,342	$11,101
Working capital surplus	$7,981	$7,075

Operating Activities for the three months ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income (loss)	$(4,003)	$(1,616)
Non-cash income and expenses	1,103	(661)
Net change in operating assets and liabilities	690	1,298
Net cash used in operating activities	$(2,210)	$(979)

For the three months ended March 31, 2026 the non-cash income was approximately $1,103 thousand and for the three months ended March 31, 2025 the non-cash loss was approximately $661 thousand:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Depreciation and amortization	$691	$695
Amortization of right of use asset	102	100
Accrued interest expense on promissory note and convertible debt	60	71
Stock-based compensation expense	391	624
Gain on change in fair value of derivative liability	(178)	(2,196)
Loss on debt extinguishment	-	48
(Gain) loss on foreign currency transactions	37	(3)
Total non-cash expenses	$1,103	$(661)

The net cash provided in the change in operating assets and liabilities were approximately $690 thousand, for the three months ended March 31, 2026 and net cash provided in the change in operating assets and liabilities were approximately $1,298 thousand for the three months ended March 31, 2025:

Changes in Operating Assets and Liabilities	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Accounts receivable and other receivables	$(228)	$954
Prepaid expenses and other current assets and other assets	99	(175)
Accounts payable	250	103
Accrued liabilities and other liabilities	150	398
Operating lease liabilities	(102)	(103)
Deferred revenue	521	121
Net cash used in the changes in operating assets and liabilities	$690	$1,298

Cash Flows from Investing Activities for the three months ended March 31, 2026 and March 31, 2025

Net cash flows used in investing activities were $0 thousand for the three months ended March 31, 2026, compared to net cash flows used in investing activities of $5 thousand for the three months ended March 31, 2025. Investing activities during the three months ended March 31, 2025 related to purchases of property and equipment.

Cash Flows from Financing Activities for the three months ended March 31, 2026 and March 31, 2025

Net cash flows provided by financing activities were approximately $3,454 thousand during the three months ended March 31, 2026. These cash inflows were primarily attributable to proceeds from debt and equity financings. Specifically, the first tranche of the Securities Purchase Agreement (“SPA”) was issued on March 27, 2026, with a principal amount of $1,050 thousand, resulting in net proceeds to the Company of approximately $990 thousand. In addition, under its effective shelf registration statement on Form S-3, the Company commenced sales of its Class A common stock pursuant to an equity distribution agreement with Maxim Group LLC, acting as sales agent. During the period, the Company received net proceeds of approximately $2,464 thousand from the issuance of 7,995,651 shares of Class A common stock. The proceeds from these financing activities are intended to be used for general working capital and other general corporate purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of March 31, 2026, the total obligation for operating leases is approximately $121 thousand, of which approximately $109 thousand is expected to be paid in the next twelve months.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

The Company believes there have been no significant changes during the three months ended March 31, 2026 to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 30, 2026.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against CXApp or any members of its management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC on March 30, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of CXApp notified CXApp of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.13(1)	Securities Purchase Agreement, dated as of March 27, 2026, by and between CXApp Inc. and Avondale Capital, LLC.
10.14(1)	Pre-Paid Purchase #1, dated as of March 27, 2026, between CXApp Inc. and Avondale Capital, LLC.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2026.
#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CXAPP INC.

Date: May 13, 2026	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2026
	By:	/s/ Joy Mbanugo
	Name:	Joy Mbanugo
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)