Form 10-Q
period 2026-06-30
CXApp Inc.
filed 2026-08-14
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 116,870,315 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$11,675	$11,101
Accounts receivable, net of allowance for expected credit losses of $37 and $0, respectively	706	789
Unbilled and other receivables	446	178
Prepaid expenses and other current assets	631	765
Total current assets	13,458	12,833

Property and equipment, net	78	39
Intangible assets, net	14,803	12,672
Operating lease right-of-use asset, net	426	224
Goodwill	7,681	6,589
Other assets	94	73
Total Assets	$36,540	$32,430

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,679	$766
Accrued liabilities	3,676	2,281
Deferred revenue	1,365	1,465
Warrant liability	1,199	1,051
Operating lease obligation, current	258	195
Other current liabilities	23	-
Total current liabilities	8,200	5,758

Operating lease obligation, noncurrent	170	31
Deferred tax	26	-
Convertible debt	10,062	12,659
Other noncurrent liabilities	31	-
Total Liabilities	18,489	18,448

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 109,196,651 shares issued and outstanding as of June 30, 2026, and 33,773,696 shares issued and outstanding as of December 31, 2025	11	3
Additional paid-in capital	121,485	104,691
Accumulated deficit	(103,305)	(90,682)
Accumulated other comprehensive loss	(140)	(30)
Total Stockholders’ Equity	18,051	13,982

Total Liabilities and Stockholders’ Equity	$36,540	$32,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$1,694	$1,223	$2,644	$2,447

Cost of Revenues (excluding depreciation and amortization)	623	171	783	321

Gross Profit	1,071	1,052	1,861	2,126

Operating Expenses
Research and development	1,688	2,193	3,190	3,669
Sales and marketing	486	595	899	1,189
General and administrative	2,291	1,692	4,607	3,758
Amortization of intangible assets	725	683	1,408	1,366
Total Operating Expenses	5,190	5,163	10,104	9,982

Loss from Operations	(4,119)	(4,111)	(8,243)	(7,856)

Other Income (Expense)
Interest expense, net	(168)	(163)	(151)	(200)
Change in fair value of derivative liability and warrants	(5,005)	880	(4,827)	3,076
Loss on debt extinguishment	-	-	-	(48)
Other income (expense), net	21	256	(51)	274
Total Other Income (Expense)	(5,152)	973	(5,029)	3,102

Loss before tax	(9,271)	(3,138)	(13,272)	(4,754)
Deferred income tax (benefit)/expense	651	(1)	649	(1)
Net Loss	$(8,620)	$(3,139)	$(12,623)	$(4,755)
Unrealized foreign exchange loss from cumulative translation adjustments	(137)	(301)	(110)	(302)
Comprehensive Loss	$(8,757)	$(3,440)	$(12,733)	$(5,057)

Basic and diluted weighted average shares outstanding, Class A common stock	83,695,853	20,718,170	64,557,602	20,201,031
Basic and diluted net loss per share, Class A common stock	$(0.10)	$(0.15)	$(0.20)	$(0.24)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Class A Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2026	33,773,696	$3	$104,691	$(90,682)	$(30)	$13,982
Net loss	-	-	-	(4,003)	-	(4,003)
Stock-based compensation	-	-	391	-	-	391
Common shares issued for conversion of debt	15,825,249	2	3,082	-	-	3,084
Common shares issued on At-The-Market offering	7,995,651	1	2,463	-	-	2,464
Cumulative translation adjustment	-	-	-	-	27	27
Balance at March 31, 2026	57,594,596	$6	$110,627	$(94,685)	$(3)	$15,945

Net loss	-	-	-	(8,620)	-	(8,620)
Stock-based compensation	-	-	420	-	-	420
Common shares issued for conversion of debt	51,492,055	5	10,487	-	-	10,492
Taxes withheld on stock-based compensation	-	-	(49)	-	-	(49)
Common shares issued for vested RSUs	110,000	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	(137)	(137)
Balance at June 30, 2026	109,196,651	$11	$121,485	$(103,305)	$(140)	$18,051

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	19,248,390	$2	$92,583	$(77,209)	$216	$15,592
Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for extinguishment of debt	554,274	-	1,003	-	-	1,003
Common shares issued for vested RSUs	3,120	-	-	-	-	-
Taxes withheld for stock-based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	19,805,784	$2	$94,205	$(78,825)	$215	$15,597

Net loss	-	-	-	(3,139)	-	(3,139)
Stock-based compensation	-	-	754	-	-	754
Common shares issued for extinguishment of debt	1,555,378	-	1,328	-	-	1,328
Common shares issued for vested RSUs	80,000	-	89	-	-	89
Taxes withheld for stock-based compensation	-	-	(18)	-	-	(18)
Cumulative translation adjustment	-	-	-	-	(301)	(301)
Balance at June 30, 2025	21,441,162	$2	$96,358	$(81,964)	$(86)	$14,310

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(12,623)	$(4,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20	24
Amortization of intangible assets	1,408	1,366
Amortization of right of use asset	189	193
Original issue discount on convertible debt	310	281
Allowance for expected credit losses	2	-
Deferred income taxes	(651)	-
Stock-based compensation expense	811	1,378
(Loss) Gain on foreign currency transactions	122	(299)
Loss on debt extinguishment	-	48
Change in fair value of derivative liability and warrants	4,827	(3,076)
Loss on contract to issue common stock	-	20
Earn-out compensation expense	21	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	456	869
Prepaid expenses and other current assets	148	(39)
Other assets	17	(19)
Accounts payable	30	414
Accrued liabilities	724	(38)
Operating lease liabilities	(189)	(203)
Other current liabilities	23	-
Deferred revenue	(100)	(155)
Net cash used in operating activities	(4,455)	(3,991)

Investing activities
Purchases of property and equipment and internally developed software	(56)	(16)
Cash paid for acquisition of Engine Room, net of cash acquired	(3,217)	-
Net cash used in investing activities	(3,273)	(16)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	5,990	3,990
Payments for taxes related to vested restricted stock units	(146)	-
Proceeds from at-the-market offering, net of issuance cost	2,464	-
Net cash provided by financing activities	8,308	3,990

Effect of exchange rate changes on cash and cash equivalents	(6)	(9)
Net increase/(decrease) in cash and cash equivalents	574	(26)
Cash and cash equivalents, beginning of period	11,101	4,880
Cash and cash equivalents, end of period	$11,675	$4,854

Supplemental disclosures of cash flow information
Cash paid for taxes	$2	$-
Cash paid for interest	$-	$-

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$240	$240
Purchase consideration included in other current liabilities	$24	$-
Taxes related to vested restricted stock units	$539	$-
Common shares issued for debt conversion	$13,576	$2,331
Common shares issued as commitment shares	$-	$89
Right of use asset obtained in exchange for lease liability	$394	$144

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization, Nature of Business and Basis of Presentation

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

On June 3, 2026, the Company, through its subsidiary CXAI Australia Pty Ltd, acquired 100% of the outstanding equity interests of Virtus Digital Marketing Pty Ltd, doing business as EngineRoom (“EngineRoom”). EngineRoom provides managed advertising and growth marketing advisory services. Its results of operations have been included in the Company’s unaudited condensed consolidated financial statements from the acquisition date. See Note 12, Business Combination.

NOTE 2 - Summary of Significant Accounting Policies

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of approximately $11,675 thousand and working capital of approximately $5,258 thousand. For the three and six months ended June 30, 2026, the Company incurred net losses of approximately $8,620 thousand and $12,623 thousand, respectively. During the six months ended June 30, 2026, the Company used approximately $4,455 thousand of cash for operating activities. The Company has historically incurred recurring losses and negative cash flows from operations. These conditions and events, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern.

Management evaluated plans intended to address these conditions, including reductions in discretionary expenditures, vendor and professional-fee reductions, hiring controls, active accounts-receivable management and available financing arrangements. Certain of the Company’s financing sources are dependent on market conditions, including the Company’s stock price, trading volume, registration effectiveness and compliance with contractual conditions. Accordingly, the contractual capacity of those arrangements may differ from the amount practically available to the Company.

Based on the Company’s cash on hand, forecast cash collections, planned operating expenditures and management’s plans that were considered probable of implementation and effective mitigation, management concluded that its plans alleviate the substantial doubt for at least one year from the date these unaudited condensed consolidated financial statements are issued.

On March 27, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, (“Avondale”) under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $40,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $1,050 thousand, closed on March 27, 2026, the Company received net proceeds of approximately $990 thousand. A second tranche was received on May 26, 2026, with a principal amount of $5,250 thousand and net proceeds of approximately $5,000 thousand. As of June 30, 2026, approximately $33,700 thousand remained available under this agreement.

On March 26, 2025, the Company entered into a SPA with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, the Company received net proceeds of approximately $3,990 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. The third tranche of the SPA was issued on October 17, 2025 with the principal amount of $5,250 thousand, of which, the Company received net proceeds of $5,000 thousand. The fourth tranche of the SPA was issued on December 30, 2025 with the principal amount of $4,200 thousand, of which, the Company received net proceeds of $4,000 thousand. As of June 30, 2026, approximately $3,200 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of June 30, 2026 and December 31, 2025, the Company had $3,520 thousand in remaining available funding under this agreement.

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

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the six months ended June 30, 2026, the Company received $2,464 thousand and issued 7,995,651 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes. Although the Company has remaining capacity under its ATM program, the program represents a market-dependent source of financing, and the Company’s ability to generate additional liquidity through future ATM sales is subject to factors outside its control, including market conditions and trading activity. Accordingly, no assurance can be provided regarding the amount or timing of any future proceeds.

Management’s assessment of the Company’s ability to continue as a going concern is based on its current cash position, expected operating cash requirements, and the availability of these financing sources. While access to certain capital sources is dependent on market conditions, including the Company’s stock price, trading volume, and continued effectiveness of its registration statement, management believes that its existing liquidity, combined with planned cost management initiatives and access to external capital, will be sufficient to fund operations and meet obligations as they come due for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the valuation of stock-based compensation;

●	the valuation of warrant liabilities;

●	the allowance of credit losses;

●	the valuation of convertible debt;

●	the valuation of allowance for deferred tax assets;

●	the determination of the incremental borrowing rate used to measure operating lease liabilities;

●	the preliminary purchase price allocation for the EngineRoom acquisition, including acquired intangibles and contingent consideration; and

●	impairment of long-lived assets and goodwill.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting U.S. GAAP applicable to interim financial information and the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all information and disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments consist of normal recurring adjustments. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including CXAI Australia Pty Ltd and its wholly owned subsidiary Virtus Digital Marketing Pty Ltd from June 3, 2026. All intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, which periodically exceed federally insured limits. The Company’s cash equivalents are certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. The Company has not realized any losses relating to its cash, cash equivalents, and accounts receivable. However, a material loss resulting from the failure of one or more financial institutions, or from a significant default in accounts receivable, could have a substantial adverse effect on the Company’s liquidity, financial position, and operating results. Given the concentration of these financial instruments, any unexpected credit event could impair the Company’s ability to meet its short-term obligations and fund ongoing operations. As of June 30, 2026, one customer accounted for approximately 30% of the Company’s consolidated gross accounts receivable. The concentration was attributable to accounts receivable associated with EngineRoom.

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has identified one reporting unit for purposes of goodwill impairment testing based on its operating-segment structure and management’s assessment of the components that constitute businesses. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

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

During the quarter ended June 30, 2026, management evaluated the qualitative factors in (“ASC 350-20, Intangibles - Goodwill and Other - Goodwill.”) ASC 350-20-35-3C, including the Company’s market capitalization, stock-price performance, recurring operating losses, cash-flow trends, prior-period impairment, industry conditions and the EngineRoom acquisition. Based on the totality of the available evidence, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, a quantitative interim goodwill impairment test was not required. Accordingly, no goodwill impairment charges were recorded for the six months ended June 30, 2026. The Company had completed both qualitative and quantitative goodwill impairment assessments as of December 31, 2025, and concluded that the carrying amount of goodwill exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company’s goodwill balance was $7,681 thousand and $ 6,589 thousand. During the year ended December 31, 2025, the Company recorded a goodwill impairment charge as a result of its annual impairment assessment.

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

Australian Research and Development Tax Incentive

EngineRoom participates in the Australian Research and Development Tax Incentive program. The Company recognizes benefits relating to qualifying research and development expenditures when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The ultimate amount of the benefit is subject to completion of the filing process and review by the applicable Australian authorities.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. For the period ended June 30, 2026, the Company has recorded research and development tax incentive income of $ 92 thousand for the three and six months ended June 30, 2026, and reported under other income in the statements of operations and comprehensive loss.

Comprehensive Loss and Foreign Currency Translation

The Company reports comprehensive loss and its components in its unaudited condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

The functional currencies of the Company’s foreign subsidiaries include the Philippine peso, Canadian dollar and Australian dollar. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated using average exchange rates for the applicable periods. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. The aggregate foreign currency net translation loss was approximately $137 thousand and $110 thousand for the three months and six months ended June 30, 2026, and the aggregate foreign currency net translation loss of approximately $301 thousand and $302 thousand for the three and six months ended June 30, 2025, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024, March 2025 (Settled in April 2025), August 2025, October 2025, December 2025, March 2026 and May 2026 and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the condensed consolidated statements of Operations and comprehensive loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized an unrealized loss on the changes in the estimated fair value of the convertible debt of approximately $4,479 thousand and $4,679 thousand, respectively, and $382 thousand and $500 thousand, respectively, for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

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

The standard introduces a five-step model for revenue recognition. The five steps are shown below:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to performance obligations; and

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

License Subscription Revenue Recognition (Software As A Service)

With respect to sales of the Company’s license agreements, customers generally pay fixed annual fees in advance in exchange for the Company’s software service provided via electronic means, which are generally recognized ratably over the license term. Some agreements allow the customer to terminate their subscription contracts before the end of the applicable term, and in such cases the customer is generally entitled to a refund pro-rata but only for the elapsed time remaining at the point of termination, which would approximate the deferred revenue at such time. The Company’s performance obligation is satisfied over time as the services are provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous access to its service. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

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

Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the condensed consolidated statement of operations and comprehensive loss in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

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

For the six months ended June 30, 2026 and June 30, 2025, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Managed Advertising, Growth Marketing Advisory and Subscription Services Revenue Recognition

Following the acquisition of EngineRoom, the Company derives revenue from managed advertising services, and growth marketing advisory services. Managed advertising services primarily include performance and search marketing, customer engagement, communications and data services, campaign management and related digital marketing services. Growth marketing advisory services include website development and related advisory, network development, data-driven marketing insights and related consulting services. Subscription based revenue includes access to the EngineRoom platform and strategic advertising and access to search-engine optimization solutions. EngineRoom Platform generally represents an input used by the Company to deliver its services and is not a separately transferred software license.

The Company evaluates the goods and services promised in each customer contract to determine whether they are distinct performance obligations. A service is accounted for as a separate performance obligation when the customer can benefit from the service on its own or together with other readily available resources and the service is separately identifiable from the other promises in the contract. Multiple services are combined into a single performance obligation when the Company provides a significant integration service or when the services are highly interdependent or interrelated and are not separately identifiable in the context of the contract. Accordingly, the determination of whether managed advertising, subscription and growth marketing advisory services represent separate performance obligations or a single combined performance obligation is based on the specific terms of each customer contract.

Managed advertising, subscription and growth marketing advisory services generally represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from these services is recognized over time because the customer simultaneously receives and consumes the benefits as the Company performs. Fixed recurring fees are recognized ratably over the applicable service period when the services are provided evenly throughout that period. The Company uses an elapsed-time output method because the recurring services are transferred to the customer in a consistent pattern over the service period.

Variable or activity-based consideration, including amounts related to advertising spend, campaign activity or other usage-based services, is recognized as the related activity is performed and the amount becomes known or determinable, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.

Website development, platform enhancements and similar project-based deliverables are not included within advisory services merely because they may be sold together with advisory or marketing services. The Company evaluates these deliverables separately to determine whether they are distinct performance obligations. Revenue is recognized over time when the applicable criteria for over-time recognition are met, primarily where the services performed create no alternative use to the Company and the Company has an enforceable right to payment for work completed to date.

For managed advertising services, it is an integrated managed marketing campaign that combines campaign design, keyword and bid management, budget deployment, optimization, monitoring, reporting and third-party advertising inputs. The Company generally acts as principal when it controls that integrated service before transfer, is primarily responsible for fulfillment and the acceptability of the campaign, selects and directs the third-party providers, controls the media-buying process, contracts directly with the providers, remains obligated for provider costs regardless of customer collection, and has discretion in establishing the price charged to the customer. Therefore, the Company presents the customer billings, including advertising spend and other third-party inputs, as revenue on a gross basis.

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

Contract balance	December 31, 2025	March 31, 2026	June 30, 2026	Six-month movement
Accounts receivable, net	$789	$907	$706	$(83)
Deferred revenue	$1,465	$1,986	$1,365	$(100)

The Company had deferred revenue of approximately $1,365 thousand and $1,465 thousand as of June 30, 2026 and December 31, 2025, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license.

The Company recognized revenue in the reporting periods of $445 thousand and $1,087 thousand, $787 thousand and $1,778 thousand, that was included in the contract liability balance at the beginning of the period, for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

Costs to Obtain a Contract

The Company recognizes eligible sales commissions as an asset within prepaid expenses and other current assets as the commissions are an incremental cost of obtaining a contract with the customer and the Company expects to recover these costs. The capitalized costs are amortized over the expected contract term. The Company has elected the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.

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

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 805”) “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are included as of and subsequent to the acquisition date. Provisional amounts may be adjusted during the measurement period as additional information about facts and circumstances existing as of the acquisition date becomes available.

Segments

The Company identifies operating segments based on the components for which separate financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. The Company’s Chief Executive Officer has been identified as its chief operating decision maker. The Company evaluates a reporting unit by first identifying its operating segments under Segment Reporting (“ASC 280”). The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

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

For stock-based awards that contain a market condition, including vesting conditions based on the Company’s stock price or total stockholder return, the effect of the market condition is reflected in the grant-date fair value of the award. The grant-date fair value of such awards is estimated using an appropriate valuation technique, such as a Monte Carlo simulation model, that incorporates the probability of satisfying the market condition.

Compensation expense for an award containing a market condition is recognized over the applicable requisite service period when the requisite service is rendered, regardless of whether the market condition is ultimately achieved. Compensation cost is not subsequently reversed solely because the market condition is not satisfied.

The grant date fair value for restricted stock units is valued using the closing price of the Company’s common stock on the date of grant.

The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the six months ended June 30, 2026 and June 30, 2025, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2026 and June 30, 2025.

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Stock options	3,681	1,800	3,681	2,150
Restricted stock units	3,088	677	3,088	1,597
Warrants	21,032	21,032	21,032	21,302
Convertible debt	43,731	-	29,500	-
Total	71,532	23,509	57,301	25,049

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the private placement warrants is measured using the quoted market price of the public warrants as an observable input, a Level 2 measurement, because the private placement warrants are not actively traded and there are no observable market inputs specific to those warrants. The Company recognized in the condensed consolidated Statements of Operations and Comprehensive Loss, an unrealized loss on its warrant liabilities (comprising both public and private placement warrants) of $526 thousand and $148 thousand, respectively, for the three and six months ended June 30, 2026 and an unrealized gain of $1,262 thousand and $3,576 thousand, respectively, for the three and six months ended June 30, 2025 respectively.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2026	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,199	$694	$505	$-
Convertible Note
- 2025 Avondale Prepaid Purchase #4	4,028	-	-	4,028
- 2026 Avondale Prepaid Purchase #1	1,162	-	-	1,162
- 2026 Avondale Prepaid Purchase #2	4,872	-	-	4,872

	As of December 31, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,051	$1,051	$-	$-
Convertible Note
- 2025Avondale Prepaid Purchase #1	1,231	-	-	1,231
- 2025 Avondale Prepaid Purchase #2	2,749	-	-	2,749
- 2025 Avondale Prepaid Purchase #3	4,683	-	-	4,683
- 2025 Avondale Prepaid Purchase #4	3,996	-	-	3,996

The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that governs the cashless conversion.

The following table shows the changes in fair value of the liabilities for the six months ended June 30, 2026 and June 30, 2025:

Warrant liability – January 1, 2026	$1,051
Change in fair value of derivative instruments	(378)
Warrant liability – March 31, 2026	673
Change in fair value of derivative instruments	526
Warrant liability – June 30, 2026	$1,199

Warrant liability – January 1, 2025	$5,048
Change in fair value of derivative instruments	(2,314)
Warrant liability – March 31, 2025	2,734
Change in fair value of derivative instruments	(1,262)
Warrant liability – June 30, 2025	$1,472

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. For the three and six months ended June 30, 2026 and June 30, 2025, the Company recognized an unrealized loss in the condensed consolidated Statements of Operations and Comprehensive Loss of $4,479 thousand and $4,679 thousand, respectively, and $382 thousand and $500 thousand, respectively, which are presented as a change in fair value of derivative liability. See additional details within Note 7, Convertible debt.

The significant inputs in the valuation models for each of the three issuances were as follows:

Avondale (2025)

Pre-Paid Purchase #4

Inputs	June 30, 2026	December 31, 2025
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$0.18	$0.33
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.738	2.32
Volatility	101.60%	116.40%
Discount rate	3.72%	3.59%
Risk free rate	4.06%	3.46%

Avondale (2026)

Pre-Paid Purchase #1

Inputs	June 30, 2026
Valuation method	Scenario based analysis
Stock price	$0.19
Equity dividend yield	0.00%
Expected term (years)	1.738
Volatility	101.60%
Discount rate	4.01%
Risk free rate	4.06%

Avondale (2026)

Pre-Paid Purchase #2

Inputs	June 30, 2026
Valuation method	Scenario based analysis
Stock price	$0.19
Equity dividend yield	0.00%
Expected term (years)	1.738
Volatility	101.60%
Discount rate	4.01%
Risk free rate	3.92%

Streeterville

Pre-Paid Purchase #3

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$1.82
Equity dividend yield	0.00%
Expected term (years)	2.42
Volatility	100.80%
Discount rate	11.80%
Risk free rate	4.22%

Avondale (2025)

Pre-Paid Purchase #1

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$0.33
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.40%
Discount rate	3.59%
Risk free rate	3.57%

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, unbilled and other receivables and accounts payable. The Company determines the estimated fair value of such financial instruments presented in the unaudited condensed consolidated financial statements is equal to its carrying value due to their short-term nature.

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the six months ended June 30, 2026 and June 30, 2025.

Recently Adopted Accounting Pronouncement

In November 2024, the FASB issued ASU No. 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a preexisting contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have adopted the amendments in ASU 2020-06. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2026.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in ASU 2025‑05 are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2025‑05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2026.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses”. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to unaudited condensed consolidated financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the unaudited condensed consolidated financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

In May 2025, the FASB issued ASU 2025-04, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. The amendments clarify the accounting for share-based consideration payable to a customer in connection with the sale of goods or services, including the measurement date, vesting conditions and recognition of the resulting reduction in the transaction price. The amendments are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments improve the organization and clarity of the interim reporting guidance and establish a principle requiring disclosure of events and changes since the end of the most recent annual reporting period that have a material effect on an entity. The amendments are effective for interim periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its interim financial statement disclosures.

NOTE 3 - Disaggregation of Revenue

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

Revenues consisted of the following (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Subscription revenue
Software, License & Maintenance Contracts(1)	$1,093	$2,027	$1,175	$2,386
Total subscription revenue	$1,093	$2,027	$1,175	$2,386

Non-subscription revenue
Professional services(2)	$63	$77	$20	$33
Hardware(3)	12	14	28	28
Managed advertising(4)	435	435	-	-
Growth marketing advisory(5)	91	91	-	-
Total non-subscription revenue	$601	$617	$48	$61

Total Revenue	$1,694	$2,644	$1,223	$2,447

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue recognized over time(1)(2)(4)(5)	$1,682	$2,630	$1,195	$2,419
Revenue recognized at point in time(3)	12	14	28	28
	$1,694	$2,644	$1,223	$2,447

Geographic area	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
United States	$1,001	$1,941	$1,199	$2,396
Canada	4	14	24	51
Australia	689	689	-	-
Total	$1,694	$2,644	$1,223	$2,447

(1)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time. Additionally, it also includes access to technology platform and search-engine optimization solutions provided to customers.
(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.
(4)	Managed advertising services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from these services is recognized over time because the customer simultaneously receives and consumes the benefits as the Company performs.
(5)	Growth marketing advisory, which includes website and network development and its related services, revenue is recognized over time when the applicable criteria for over-time recognition are met, primarily where the services performed create no alternative use to the Company and the Company has an enforceable right to payment for work completed to date.

NOTE 4 - Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2026 was as follows (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2026	$1,414	$51	$-	$1,465
Revenue recognized(1)	(1,865)	(77)	(13)	(1,955)
Revenue deferred	1,747	95	13	1,855
Deferred Revenue - June 30, 2026	$1,296	$69	$-	$1,365

(1)	The total revenue for the six months is $2,644 thousand which includes EngineRoom revenue of $689 thousand which is not deferred revenue and hence, not added in the above table.

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(4,480)	(73)	(30)	(4,583)
Revenue deferred	3,234	63	12	3,309
Advance from Customers	56	-	-	56
Deferred Revenue - December 31, 2025	$1,414	$51	$-	$1,465

Deferred revenues were approximately $1,365 thousand and $1,465 thousand as of June 30, 2026 and December 31, 2025, respectively.

The fair value of the deferred revenue approximates the services to be rendered.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses and reimbursements	$2,253	$1,502
Accrued compensation and benefits	508	469
Accrued bonus and commissions	214	115
Accrued sales and other indirect taxes payable	552	158
Accrued insurance premium and interest	81	24
Income tax payable	68	-
Accrued transaction costs	-	13
Accrued liabilities	$3,676	$2,281

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with Oakwood D&O Insurance, effective March 15, 2026. The stated interest rate as per the agreement is 6.9% p.a. The first of ten separate monthly installment payments began on April 14, 2026. The Company made a down payment on the policy of $29 thousand. As of June 30, 2026 and December 31, 2025, the Company owed $81 thousand and $24 thousand, respectively, on the D&O insurance policy.

NOTE 6 - Stock Option Plan and Stock-Based Compensation

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

During the six months ended June 30, 2026, the Company granted stock options to its Chief Executive Officer that include a market-based vesting condition. Vesting of the market-condition portion of the award is contingent upon satisfaction of the applicable market-based target specified in the award agreement, together with the continued-service requirements of the award.

The effect of the market condition is incorporated into the grant-date fair value of the award using an appropriate valuation technique that reflects the probability of satisfying the market condition. The significant valuation assumptions include the Company’s common-stock price on the grant date, the exercise price, expected stock-price volatility, risk-free interest rate, expected dividend yield and contractual term.

Stock-based compensation expense associated with the market-condition award is recognized over the requisite or derived service period when the applicable service condition is rendered, regardless of whether the market condition is ultimately achieved. Compensation expense is not reversed solely because the market condition is not satisfied. The Company has not recognized any stock-based compensation expense related to market-based awards, as the associated market conditions are not considered probable of achievement as of the reporting date.

On April 13, 2026, the Board approved the award of 2,160,000 stock options to purchase the Company’s common stock, granted to employees and consultants of the Company pursuant to the 2023 Equity Incentive Plan. Of the options granted, 2,035,000 were incentive stock options (ISOs) issued to employees and 125,000 were non-statutory stock options (NSOs) issued to consultants. The options have a life of ten years, an exercise price of $0.16 per share, and expire on April 13, 2036. The options vest as to one-third on the first anniversary of the grant date, with the remaining two-thirds vesting in substantially equal monthly installments over the following 24 months. The stock options were valued using the Black-Scholes option valuation model, and the weighted-average fair value of the awards granted during the period was determined to be $0.11 per option on the grant date.

During the six months ended June 30, 2026, options to purchase 403,332 shares of common stock were forfeited following the termination of service of Joy Mbanugo, the Company’s former Chief Financial Officer, before the options vested. The forfeited options had a weighted-average exercise price of $0.79 per share and a weighted-average grant-date fair value of $0.52 per option. No stock options granted to any other employee were forfeited during the period. Previously recognized compensation expense related to the unvested forfeited options was reversed during the period.

See below for a summary of the stock options granted under the Incentive Plan for the three and six months ended June 30, 2026.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average fair value at Grant date	Aggregate Intrinsic Value
Options outstanding at January 1, 2026	2,149,550	$1.44	8.01	$0.91	$-
Granted	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Forfeited	-	$-	-	$-	$-
Options outstanding at March 31, 2026	2,149,550	$1.44	7.76	$0.91	$-
Options vested and exercisable at March 31, 2026	1,366,699	$1.53

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average fair value at Grant date	Aggregate Intrinsic Value
Options outstanding at March 31, 2026	2,149,550	$1.44	7.76	$0.91	$-
Granted	2,160,000	$0.16	9.79	$0.11	$-
Exercised	-	$-	-	$-	$-
Forfeited	(403,332)	$0.79	-	$0.52	$-
Options outstanding at June 30, 2026	3,906,218	$0.80	8.22	$0.51	$-
Options vested and exercisable at June 30, 2026	1,521,949	$1.49

Non-cash stock-based compensation expenses related to stock option were recorded in the unaudited condensed consolidated financial statements as summarized below:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Research and development	$12	$21	$7	$19
Sales and marketing	10	19	6	42
General and administrative	76	153	38	249
Total non-cash stock compensation	$98	$193	$51	$310

As of June 30, 2026, the remaining unrecognized stock compensation expense related to unvested stock options was approximately $490 thousand, which is expected to be recognized over weighted-average remaining periods of approximately 2.11 years.

The Company estimates the grant-date fair value of stock options containing service-based vesting conditions using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions regarding the fair value of the Company’s common stock, exercise price, expected term, expected stock-price volatility, risk-free interest rate and expected dividend yield. For stock options containing market-based vesting conditions, the Company uses an appropriate valuation technique that incorporates the effect of the market condition into the grant-date fair value. For the six months ended June 30, 2026 and June 30, 2025, are as follows:

	June 30, 2026	June 30, 2025
Risk-free interest rate	3.92%	4.08%
Expected life of option grants	6 Years	6 Years
Expected volatility of underlying stock	87.20%	54.62%
Dividends assumption	0%	0%

Restricted Stock Units

The grant date fair value for Restricted Stock Units (‘RSU’) are valued using the closing price of the Company’s common stock on the date of grant.

On May 23, 2025, a total of 1,000,000 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

During the six months ended June 30, 2026, the Company granted 3,037,386 restricted stock units under the Amended and Restated CXApp Inc. 2023 Equity Incentive Plan, including awards granted to its Chief Executive Officer and members of its Board of Directors. The restricted stock units had a weighted-average grant-date fair value of $0.26 per unit, determined based on the closing price of the Company’s common stock on the applicable grant dates. The awards contain service-based vesting conditions and generally vest over periods ranging from two to three years. Compensation expense is recognized over the applicable requisite service period.

The fair value of the common stock as of the various grant dates was determined to be $0.01 to $0.20 per restricted stock unit, for a weighted average fair value of $0.35 per restricted stock unit.

The following summarizes our RSUs transaction activity for three and six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,061,500	$1.25
Granted	-	$-
Vested	(11,500)	$1.33
Forfeited	-	$-
Outstanding at March 31, 2026	1,050,000	$1.24

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	1,050,000	$1.24
Granted	3,037,386	$0.26
Vested	(1,000,000)	$1.00
Forfeited	-	$-
Outstanding at June 30, 2026	3,087,386	$0.35

The total fair value of RSUs vested as of June 30, 2026 and December 31, 2025 was $1,015 thousand and $2,226 thousand, respectively.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the unaudited condensed consolidated financial statements is summarized below:

	Three Months ended June 30, 2026	Six Months ended June 30, 2026	Three Months ended June 30, 2025	Six Months ended June 30, 2025
Research and development	$-	$1	$281	$383
Sales and marketing	-	1	141	193
General and administrative	322	616	281	492
Total non-cash stock compensation	$322	$618	$703	$1,068

As of June 30, 2026 and June 30, 2025, the Company has approximately $735 thousand and $914 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.89 years and 0.86 years, respectively.

NOTE 7 - Convertible Debt

Securities Purchase Agreement with Avondale Capital, LLC - March 2025

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

The Avondale convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Avondale may convert all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #1 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.106 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1843, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #1. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $0 and $78 thousand. For the three months and six months ended June 30, 2025, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $195 thousand.

On August 7, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Avondale, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $3,150 thousand and Avondale gave consideration of $3,000 thousand, reflecting original issue discount of $150 thousand. On August 7, 2025, the Company received the net proceeds from Avondale.

The Avondale convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Avondale may convert all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #2 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, and converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $1.0957 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1826, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #2. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #2 of $24 thousand and $501 thousand.

On October 17, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting original issue discount of $250 thousand. On October 17, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may convert all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, and converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.9142 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.1524, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #3 is recorded at fair value of $4,683 and is within convertible debt on the accompanying unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #3 of $903 thousand and $727 thousand, respectively.

On December 30, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #4 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #4 has the original principal amount of $4,200 thousand and Lender gave consideration of $4,000 thousand, reflecting original issue discount of $200 thousand. On December 31, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #4 accrues interest on the outstanding balance at 5% per annum. The Lender may convert all or any part of the outstanding balance of the convertible Pre-Paid Purchase #4, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, and converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.3677 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.0613, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of June 30, 2026, Pre-Paid Purchase #4 is recorded at fair value of $4,028 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #4 of $206 thousand and $32 thousand, respectively.

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

On March 27, 2026, the Company issued an unsecured convertible Pre-Paid Purchase #1 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #1 has the original principal amount of $1,050 thousand and Lender gave consideration of $990 thousand, reflecting an original issue discount of $50 thousand and $10 thousand of transaction-related fees. On March 27, 2026, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may convert all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, and converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.2614 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.0436, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of June 30, 2026, Pre-Paid Purchase #1 is recorded at fair value of $1,162 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss on change in fair value of Pre-Paid Purchase #1 of $118 thousand and $112 thousand.

On May 26, 2026, the Company issued an unsecured convertible Pre-Paid Purchase #2 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting an original issue discount of $250 thousand. On May 26, 2026, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. The Lender may convert all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, and converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $0.2087 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $0.035, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of June 30, 2026, Pre-Paid Purchase #2 is recorded at fair value of $4,872 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2026, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #2 of $378 thousand.

The following table presents changes in convertible debt measured at fair value as of June 30, 2026 and December 31, 2025.

Convertible Debt
Balance as of December 31, 2025	$12,659
Original issue discount	300
Transaction cost	10
Additions	5,990
Settlement(1)	(13,576)
Fair value measurement adjustments	4,679
Balance as of June 30, 2026	$10,062

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	16,800
Settlement(2)	(8,102)
Fair value measurement adjustments	(551)
Balance as of December 31, 2025	$12,659

(1)	During the six months ended June 30, 2026, the Company issued 67,317,304 shares of the Company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase #1, #2 and #3. The shares issued have a total exchange amount of $13,576 thousand with exchange price ranging from $0.14 to $0.36.
(2)	During the year ended December 31, 2025, the Company issued 1,683,104 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $2,100 thousand with exchange prices ranging from $1.18 to $1.41.

NOTE 8 - Common Stock

Stock-Based Compensation and Equity Awards

During the six months ended June 30, 2026, the Company granted 2,160,000 stock options under the 2023 Equity Incentive Plan at an exercise price of $0.16 per share and a weighted-average grant-date fair value of $0.11 per share, and 3,037,386 restricted stock units at a weighted-average grant-date fair value of $0.26 per unit. During the period, 1,011,500 restricted stock units vested, resulting in 3,087,386 restricted stock units outstanding at June 30, 2026.

Issuances Related to Promissory Notes and Convertible Debt

During the six months ended June 30, 2026, the Company issued 67,317,304 shares of Class A Common Stock in settlement of convertible-debt liabilities. During six months ended June 30, 2025, the Company issued total of 2,109,652 shares of Class A Common Stock to satisfy obligations due under the promissory note and convertible debt. See Note 7, Convertible Debt, in the accompanying notes to the unaudited condensed consolidated financial statements for further detail.

At the Market offerings

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the six months ended June 30, 2026, the Company received $2,464 thousand and issued 7,995,651 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes. The Company’s ability to access the ATM program was temporarily limited during the period due to certain filing-related requirements. Availability under the program remains subject to applicable regulatory requirements, registration effectiveness and market conditions.

NOTE 9 - Income Taxes

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

For the six months ended June 30, 2026 and 2025, the Company recorded deferred income tax benefit of $649 thousand and deferred income tax expenses of $1 thousand, respectively.

The effective tax rate for six months ended June 30, 2026 and June 30, 2025 was (4.89%) and (0.3%), respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against the deferred tax assets in the U.S and foreign jurisdictions along with US and foreign permanent differences including changing fair value of derivative warrant liabilities and stock compensation along with partial release of the valuation allowance due to acquisition accounting.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of June 30, 2026 for all jurisdictions other than Australia.

NOTE 10 - Credit Risk and Concentrations

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

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian, Philippine, and Australian subsidiaries. Cash in foreign financial institutions as of June 30, 2026 and June 30, 2025, was $331 thousand and $127 thousand, respectively.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the six months ended June 30, 2026 and June 30, 2025. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 11 - Segment Information

The Company has determined that it operates as a single operating segment. The Company offers a one AI-powered enterprise software and technology platform for the enterprise. The flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on consolidated net income.

The Company derives revenue from subscription software, professional services, hardware and, following the acquisition of Virtus Digital Marketing Pty Ltd, doing business as EngineRoom, managed advertising and growth marketing advisory services. Although discrete financial information may be prepared for individual legal entities, revenue categories or geographic areas for accounting, consolidation or statutory-reporting purposes, the CODM does not regularly use separate measures of profit or loss for those components to assess performance or allocate resources. Accordingly, the Company’s components are managed and evaluated on a consolidated basis and constitute one operating and reportable segment.

EngineRoom’s results have been included in the Company’s consolidated operating results beginning June 3, 2026, the acquisition date. The acquisition did not change the Company’s identification of its CODM or its conclusion that it has one operating and reportable segment.

The CODM does not evaluate profitability below the level of the consolidated company. The Company uses net income (loss) as the primary measure of financial performance. However, in evaluating operating results on a budget versus actual basis, the Company focuses primarily on significant operating expense categories, including cost of revenue, professional services, sales and marketing, research and development, and general and administrative expenses, when evaluating period-over-period operating performance. In contrast, the Company places less emphasis on non-cash and non-operating items, such as stock-based compensation, amortization of intangible assets, changes in the fair value of warrant liabilities, loss on debt extinguishment, and other similar adjustments, in its internal analysis of operating results.

As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying unaudited condensed consolidated interim balance sheet as “total assets” and its significant segment expenses and net loss are listed on the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss.

The Company’s operations are located primarily in the United States, Canada, the Philippines and Australia. The financial information by geographic area is presented below in (thousands).

	United States	Canada	Philippines	Australia	Eliminations	Total
As of June 30, 2026:
Identifiable assets by geographic area	$31,353	$78	$187	4,922	$-	$36,540
Long lived assets by geographic area	$11,742	$2	$64	3,499	$-	$15,307
Goodwill by geographic area	$6,589	$-	$-	1,092	$-	$7,681

As of December 31, 2025:
Identifiable assets by geographic area	$32,094	$125	$211	-	$-	$32,430
Long lived assets by geographic area	$12,775	$57	$103	-	$-	$12,935
Goodwill by geographic area	$6,589	$-	$-	-	$-	$6,589

NOTE 12 - Business Combination

Acquisition of EngineRoom

On June 3, 2026, CXAI Australia Pty Ltd, a wholly owned subsidiary of CXApp Inc., completed the acquisition of 100% of the outstanding equity interests of Virtus Digital Marketing Pty Ltd, doing business as EngineRoom, pursuant to a Share Sale Deed entered into among CXAI Australia Pty Ltd, CXApp Inc., the sellers identified therein and the founder guarantors. As a result of the acquisition, EngineRoom became an indirect wholly owned subsidiary of the Company.

EngineRoom is an Australia-based growth marketing solutions provider that provides managed advertising and growth marketing advisory services, including performance marketing, search engine optimization, customer engagement, network development, website development and advisory services. The Company completed the acquisition to expand its service offerings and incorporate EngineRoom’s workforce, customer relationships, proprietary software and other intellectual property into the Company’s operations. EngineRoom’s results of operations have been included in the Company’s unaudited condensed consolidated financial statements from June 3, 2026, the acquisition date.

The acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the acquisition. These preliminary values are subject to adjustment as the Company completes its review of the assumptions and estimates used in the purchase-price allocation.

The purchase price under the Share Sale Deed includes a cash completion payment, amounts deposited into escrow and a promissory note. The completion payment is subject to adjustment based on the final acquisition-date working capital, cash and debt amounts determined in accordance with the Share Sale Deed.

Prior to the acquisition, EngineRoom had an unsecured loan receivable of $606 thousand from Adam John Laurie, a director and majority shareholder of EngineRoom. The loan was non-interest-bearing, had no fixed maturity date, and was repayable on demand. Accordingly, no interest income was recognized.

In connection with the acquisition on June 3, 2026, CXAI Australia Pty Ltd issued a $606 thousand promissory note to Adam John Laurie, which was immediately endorsed and delivered to EngineRoom. This fully settled and terminated the related-party loan and replaced EngineRoom’s receivable from Adam John Laurie with a receivable from the buyer. The replacement receivable was included in the net assets acquired and eliminated against the corresponding intercompany obligation in consolidation. Accordingly, no related-party loan or related intercompany balance remained in the consolidated balance sheet as of June 30, 2026.

Earn-Out Arrangement

The Share Sale Deed also provides for potential earn-out payments based on EngineRoom’s achievement of specified revenue targets for the periods ending June 30, 2027 and June 30, 2028. Payment of the earn-out is subject to a continuing-employment condition relating to a key employee. Based on the terms of the arrangement, the Company has preliminarily concluded that the earn-out represents post-combination compensation rather than consideration transferred in the business combination.

Accordingly, the earn-out has been excluded from the preliminary purchase consideration and will be recognized as compensation expense over the applicable service period, subject to reassessment at each reporting date.

The Company has made a provisional allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the preliminary purchase-price allocation relating to the acquisition:

The preliminary fair values and useful lives of the identifiable intangible assets are being determined with the assistance of a third-party valuation specialist based on projections and financial information provided by management. The valuation of identifiable intangible assets, deferred income taxes and other acquisition-date fair-value adjustments had not been finalized as of the date of these unaudited condensed consolidated financial statements. Goodwill represents the excess of the preliminary purchase consideration over the preliminary fair value of the identifiable net assets acquired. The goodwill is expected to reflect the value of EngineRoom’s assembled workforce, expected operational benefits and the benefits arising from integrating EngineRoom’s managed advertising and growth marketing advisory capabilities with the Company’s existing operations.

Escrow Arrangement

At closing, $464 thousand was deposited into an escrow account to secure certain seller indemnification obligations under the Share Sale Deed. Subject to any properly asserted claims, 50% of the escrow amount is scheduled for release approximately six months following completion and the remaining 50% approximately twelve months following completion. Amounts paid to the Company from the escrow account in settlement of qualifying claims will be accounted for based on the nature of the related claim.

Acquisition-Related Costs

The Company incurred acquisition-related costs of approximately $208 thousand during the three months ended June 30, 2026. These costs were expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Measurement Period

The preliminary purchase-price allocation is based on initial estimates and provisional amounts. In accordance with ASC 805, when the initial accounting for a business combination is incomplete at the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete.

During the measurement period, the Company will adjust the provisional amounts recognized as of the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date and that, if known, would have affected the measurement of the amounts initially recognized.

The Company continues to refine the inputs and estimates relating to the valuation of identifiable intangible assets, property and equipment, lease-related assets and liabilities, deferred income taxes, the realizability of acquired assets, the completeness of assumed liabilities and the final working-capital, cash and debt adjustments under the Share Sale Deed.

Any resulting measurement-period adjustments will be recognized during the period in which the adjustments are determined and reflected as if the accounting had been completed as of the acquisition date. The Company expects to complete the purchase-price allocation within the measurement period permitted under U.S. GAAP.

Assets acquired and liabilities assumed	USD (000s)
ASSETS ACQUIRED
Cash and cash equivalents	$321
Accounts receivable, net	574
Other current assets	183
Work in progress	320
Fixed assets, net	520
Customer relationships	1,839
Trade names and trademarks	478
Developed technology fair value adjustment	515
Total assets acquired, excluding goodwill	4,750

LIABILITIES ASSUMED
Accounts payable	878
Accrued expenses	237
Statutory liability	338
Long-service leave liability	10
Provision for income tax	193
Total liabilities assumed	1,656
Provisional fair value of identifiable net assets acquired	3,094

PURCHASE CONSIDERATION
Cash paid to sellers	3,074
Escrow consideration	464
Amount payable to seller	24
Total provisional purchase consideration	3,562
Add: Adjustment on tax provision	624
Provisional goodwill recognized	$1,092

NOTE 13 - Commitments and Contingencies

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

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Litigation

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

NOTE 14 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, through the date the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events:

Following the quarter ended June 30, 2026, the Company converted a portion of its outstanding 2025 Avondale Prepaid Purchase #4 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 7,673,664 shares of Class A common stock in connection with these conversions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026. References in this Quarterly Report to “CXApp,” the “Company,” “we,” “us” and “our” refer to CXApp Inc. and its consolidated subsidiaries. This discussion describes the principal factors affecting our results of operations and financial condition for the three and six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, we focused on three strategic priorities:

1.	AI-First Product Innovation: During the quarter, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in state-of-the-art AI infrastructure in partnership with Google Cloud (GCP) is enabling intelligent and scalable solutions that will transform the modern workplace.

2.	Step-change in scale following EngineRoom acquisition: Our customer expansion strategy remained focused on enterprise accounts across the financial services, healthcare and technology sectors. We delivered 38.5% year-over-year revenue growth during the quarter, despite the contribution from the EngineRoom acquisition being limited to less than one month of operations beginning June 3, 2026. We intend to leverage the combined platform to increase recurring and contractual technology revenue and expand the adoption of higher-margin platform offerings across our customer base. We believe these initiatives will enhance the quality of our revenue and support long-term growth and profitability.

3.	Margin Decline through Cost Discipline: Gross profit was $1,071 thousand and $1,861 thousand for the three and six months ended June 30, 2026, respectively, compared with $1,052 thousand and $2,126 thousand for the corresponding periods in 2025. Gross margin was 63.22% and 70.39% for the three and six months ended June 30, 2026, respectively, compared with 86.02% and 86.88% for the corresponding periods in 2025. The decrease primarily reflected a shift in revenue mix following the inclusion of EngineRoom’s managed advertising and growth marketing advisory services beginning June 3, 2026, which have a higher direct-cost profile than the Company’s subscription revenue.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	Gross margin decreased to 63.22% for the three months ended June 30, 2026 from 86.02% for the three months ended June 30, 2025. The decrease primarily reflected the inclusion of EngineRoom’s managed advertising and growth marketing advisory services from June 3, 2026, which changed the Company’s revenue and cost-of-revenue mix.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology, aligning with our objective to target high-value, recurring revenue clients.

●	We intend to leverage the combined customer base to increase recurring and contractual technology revenue and expand higher-margin platform offerings. We believe these initiatives will strengthen the quality of our revenue streams and support our long-term growth objectives.

Operational Efficiencies and Cost Management

●	During the three months ended June 30, 2026, operating expenses remained essentially flat at $5,190 thousand compared to $5,163 thousand for the three months ended June 30, 2025. This consistency reflects ongoing discipline in cost management while supporting core business operations.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

As of June 30, 2026, cash and cash equivalents were $11,675 thousand, compared with $11,101 thousand as of December 31, 2025.

●	This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management.

2.	Market Expansion: By targeting new verticals and strengthening partnerships with cloud providers and key technology platforms, we aim to increase market share and drive cross-selling opportunities.

3.	Operational Excellence: Ongoing cost optimization, customer retention strategies, and sales efficiency initiatives remain key focus areas as we strive to enhance profitability and maintain financial discipline.

Competitive Positioning and Market Outlook

●	The global employee experience market is projected to grow at 20% CAGR, creating substantial opportunities for CXApp to expand its footprint in the enterprise workplace solutions market.

●	We believe our AI-driven platform differentiates us from legacy workplace management systems, enabling real-time data analytics and actionable insights that are designed to support strategic decision-making.

●	Despite macroeconomic uncertainties, enterprise demand for hybrid workplace solutions remains robust, positioning CXApp for continued momentum as we scale our AI-enabled offerings.

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

Recent Events

Convertible Debt Conversion

On May 26, 2026, the Company issued an unsecured Pre-Paid Purchase to Avondale Capital, LLC with an original principal amount of $5,250 thousand. The Company received net proceeds of approximately $5,000 thousand after an original issue discount of $250 thousand.

Following the quarter ended June 30, 2026, the Company converted a portion of its outstanding 2025 Avondale Prepaid Purchase #4 Convertible Notes into Class A common stock. These conversions were part of the Company’s ongoing efforts to reduce debt and strengthen its equity structure.

As the transactions occurred after the reporting date, they are classified as non-recognized subsequent events. In total, the Company issued approximately 7,673,664 shares of Class A common stock in connection with these conversions.

Business Combination

On June 3, 2026, the Company, through its wholly owned subsidiary CXAI Australia Pty Ltd, acquired 100% of the outstanding equity interests of Virtus Digital Marketing Pty Ltd, doing business as EngineRoom. EngineRoom provides managed advertising and growth marketing advisory services. EngineRoom’s results of operations have been included in the Company’s condensed consolidated financial statements from June 3, 2026. See Note 12, Business Combination, for additional information.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended June 30, 2026 and June 30, 2025

The following table sets forth our results of operations. The following information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$1,694	$1,223
Cost of revenues	(623)	(171)
Gross profit	1,071	1,052
Operating expenses	(5,190)	(5,163)
Loss from operations	(4,119)	(4,111)
Other income (expense), net	(5,152)	973
Deferred tax benefit, provision (expense)	651	(1)
Net loss	$(8,620)	$(3,139)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business. Revenue was $1,694 thousand for the three months ended June 30, 2026, compared to $1,223 thousand for the three months ended June 30, 2025. The increase in revenue of $471 thousand, for the comparative quarters ended June 30, 2026 and June 30, 2025 was primarily contributed by the newly acquired subsidiary, EngineRoom, which added new revenue streams through managed advertising and growth marketing advisory services. EngineRoom operates across multiple service lines, including paid performance marketing, search engine optimization (SEO), social marketing, network development, website development, customer engagement, and advisory services. The Company noted an decrease in the revenue from licenses during this period however, it was compensated by increase in Professional Services revenue.

Recurring revenue represents revenue recognized from ongoing customer arrangements that provide software, platform, managed advertising, growth marketing advisory or other continuing services under contractual or renewable arrangements. Recurring revenue may include both Subscription Revenue and Non-Subscription Revenue depending on the nature of the underlying customer arrangement. It excludes one-time projects, hardware sales and other revenue that management does not consider to be recurring in nature.

Recurring revenue is a management operating metric and is not a measure calculated in accordance with U.S. GAAP. It is not synonymous with Subscription Revenue. Refer following

	Three months ended June 30, 2026		Six months ended June 30, 2026
(in thousands)	Amount	% of Total	Amount	% of Total
Recurring revenue	$1,557	92%	$2,491	94%
Non-recurring revenue	$137	8%	$153	6%
Total revenue	$1,694	100%	$2,644	100%

Of the $1,557 thousand and $2,491 thousand for the three and six months, period ended June 30, 2026, of Recurring Revenue includes software platform, managed advertising, growth marketing advisory or other continuing services. The $137 thousand and $153 thousand for the three and six months, period ended June 30, 2026, of Non-recurring revenue consists of one-time projects, hardware and professional services.

For the three and six months, period ended June 30, 2025, subscription revenue represents Recurring Revenue and non-subscription revenue represents Non-Recurring Revenue as disclosed in the Note 3 – Disaggregation of Revenue.

Gross Margin

Cost of revenues includes the direct costs to deliver the services, including employees’ and overhead. Cost of revenues were $623 thousand for the three months ended June 30, 2026 compared to $171 thousand for the three months ended June 30, 2025. The gross profit margin was 63.22% for the three months ended June 30, 2026 compared to 86.02% for the three months ended June 30, 2025. This increase in cost of revenues of approximately $452 thousand, or approximately 264%, for the comparative periods ended June 30, 2026 and June 30, 2025, was attributable to higher service mix that resulted in higher direct costs during the period.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing, and general and administrative expenses. Total operating expenses were $5,190 thousand for the three months ended June 30, 2026, compared to $5,163 thousand for the three months ended June 30, 2025.

The increase of $27 thousand period over period was primarily the result of acquisition related cost of $208 thousand incurred for acquisition of EngineRoom. Other than that, the research and development decreased by approximately $505 thousand, sales and marketing was decreased by $109 thousand which was offset by increase in general and administrative expenses of approximately $391 thousand and increase in amortization of intangibles by approximately $42 thousand.

Other Income/Expense

Other income/expenses was an expense of $5,152 thousand for the three months ended June 30, 2026 and an income of $973 for the three months ended June 30, 2025. This change was primarily attributable to changes in fair value of derivative liabilities and warrant of $5,885 thousand and increase in interest expenses of $5 thousand and other expenses of $235 thousand during the three months ended June 30, 2026.

Non-GAAP Financial Information

Adjusted EBITDA

The Company includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, taxes, depreciation and amortization. Adjusted EBITDA is used by our management as the metric in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP. The table below presents our adjusted EBITDA, reconciled to net loss, which is the most comparable GAAP measure, for the periods indicated (in thousands).

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net loss	$(8,620)	$(12,623)	$(3,139)	$(4,755)
Interest and other expense	167	186	163	194
Deferred income tax (benefit)/provision	(651)	(649)	1	1
Depreciation and amortization	736	1,428	695	1,390
EBITDA	(8,368)	(11,658)	(2,280)	(3,170)
Adjusted for:
Changes in fair value of derivative and warrant liabilities	5,005	4,827	(880)	(3,076)
Loss on debt extinguishment	-	-	-	48
Unrealized (gain) loss	85	122	(291)	(287)
Loss on contract to issue common stock	-	-	21	21
Stock-based compensation - compensation and related benefits	420	811	754	1,378
Adjusted EBITDA	$(2,858)	$(5,898)	$(2,676)	$(5,086)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items including acquisition transaction and financing costs, impairment, unrealized gains, stock-based compensation, interest income and expense, and income tax benefit.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other condensed consolidated statement of operations and comprehensive loss data prepared in accordance with GAAP. Some of these limitations include the fact that:

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

Financing Obligations and Requirements

Net cash used in operating activities was $4,455 thousand for the six months ended June 30, 2026, reflecting a net loss of $12,623 thousand, adjusted for noncash items and changes in operating assets and liabilities. During the period, the Company received net proceeds of approximately $5,990 thousand from the issuance of convertible debt under the Securities Purchase Agreement entered into on March 27, 2026 and $2,464 thousand from its at-the-market offering program.

As of June 30, 2026, the Company had cash and cash equivalents of $11,675 thousand and working capital surplus of $5,258 thousand. Management continues to implement expense-management and working-capital initiatives and evaluate available financing sources. Certain financing sources are dependent on market and contractual conditions, including the Company’s stock price, trading volume, registration effectiveness and applicable issuance limitations. See Note 2, Summary of Significant Accounting Policies, for the Company’s liquidity and going-concern disclosures.

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

Revenue from performance marketing, search-engine optimization, customer engagement, network-development, advisory and website-development services. Revenue recognition is determined based on the performance obligations and transfer pattern established in the applicable customer contracts.

Professional Services Revenue Recognition

The Company provides integration and software customization professional services to its customers.

Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the condensed consolidated statement of operations and comprehensive loss in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

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

For the six months ended June 30, 2026 and June 30, 2025, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Managed Advertising, Growth Marketing Advisory and Subscription Services Revenue Recognition

Following the acquisition of EngineRoom, the Company derives revenue from managed advertising services, and growth marketing advisory services. Managed advertising services primarily include performance and search marketing, customer engagement, communications and data services, campaign management and related digital marketing services. Growth marketing advisory services include website development and related advisory, network development, data-driven marketing insights and related consulting services. Subscription based revenue includes access to the EngineRoom platform and strategic advertising and access to search-engine optimization solutions. EngineRoom Platform generally represents an input used by the Company to deliver its services and is not a separately transferred software license.

The Company evaluates the goods and services promised in each customer contract to determine whether they are distinct performance obligations. A service is accounted for as a separate performance obligation when the customer can benefit from the service on its own or together with other readily available resources and the service is separately identifiable from the other promises in the contract. Multiple services are combined into a single performance obligation when the Company provides a significant integration service or when the services are highly interdependent or interrelated and are not separately identifiable in the context of the contract. Accordingly, the determination of whether managed advertising, subscription and growth marketing advisory services represent separate performance obligations or a single combined performance obligation is based on the specific terms of each customer contract.

Managed advertising, subscription and growth marketing advisory services generally represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from these services is recognized over time because the customer simultaneously receives and consumes the benefits as the Company performs. Fixed recurring fees are recognized ratably over the applicable service period when the services are provided evenly throughout that period. The Company uses an elapsed-time output method because the recurring services are transferred to the customer in a consistent pattern over the service period.

Variable or activity-based consideration, including amounts related to advertising spend, campaign activity or other usage-based services, is recognized as the related activity is performed and the amount becomes known or determinable, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.

Website development, platform enhancements and similar project-based deliverables are not included within advisory services merely because they may be sold together with advisory or marketing services. The Company evaluates these deliverables separately to determine whether they are distinct performance obligations. Revenue is recognized over time when the applicable criteria for over-time recognition are met, primarily where the services performed create no alternative use to the Company and the Company has an enforceable right to payment for work completed to date.

For managed advertising services, it is an integrated managed marketing campaign that combines campaign design, keyword and bid management, budget deployment, optimization, monitoring, reporting and third-party advertising inputs. The Company generally acts as principal when it controls that integrated service before transfer, is primarily responsible for fulfillment and the acceptability of the campaign, selects and directs the third-party providers, controls the media-buying process, contracts directly with the providers, remains obligated for provider costs regardless of customer collection, and has discretion in establishing the price charged to the customer. Therefore, the Company presents the customer billings, including advertising spend and other third-party inputs, as revenue on a gross basis.

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

As of June 30, 2026, the Company had a working capital surplus of approximately $5,258 thousand and cash and cash equivalents of approximately $11,675 thousand. For the six months ended June 30, 2026, the Company incurred a net loss of approximately $12,623 thousand and used approximately $4,455 thousand of cash for operating activities.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows (used in) provided by
Net cash used in operating activities	$(4,455)	$(3,991)
Net cash used in investing activities	(3,273)	(16)
Net cash provided by financing activities	8,308	3,990
Effect of exchange rates on cash	(6)	(9)
Net increase (decrease) in cash and cash equivalents	$574	$(26)

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$11,675	$11,101
Working capital surplus	$5,258	$7,075

Operating Activities for the six months ended June 30, 2026 and June 30, 2025

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net loss	$(12,623)	$(4,755)
Non-cash income and expenses	7,059	(65)
Net change in operating assets and liabilities	1,109	829
Net cash used in operating activities	$(4,455)	$(3,991)

For the six months ended June 30, 2026 the non-cash loss was approximately $7,059 thousand and for the six months ended June 30, 2025 the non-cash income was approximately $65 thousand:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Depreciation	$20	$24
Amortization of intangible assets	1,408	1,366
Amortization of right of use asset	189	193
Accrued interest expense on promissory note and convertible debt	310	281
Stock-based compensation expense	811	1,378
Deferred tax	(651)	-
Allowance for expected credit losses	2	-
Earn-out compensation expense	21	-
(Gain)/loss on change in fair value of derivative liability	4,827	(3,076)
Loss on debt extinguishment	-	48
Loss on contract to issue common stock	-	20
(Loss) Gain on foreign currency transactions	122	(299)
Total non-cash (income) / expenses	$7,059	$(65)

The net cash provided in the change in operating assets and liabilities were approximately $1,109 thousand, for the six months ended June 30, 2026 and net cash provided in the change in operating assets and liabilities were approximately $829 thousand for the six months ended June 30, 2025:

Changes in Operating Assets and Liabilities	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Accounts receivable and other receivables	$456	$869
Prepaid expenses and other current assets	148	(39)
Accounts payable	30	414
Accrued liabilities and other liabilities	724	(38)
Operating lease liabilities	(189)	(203)
Deferred revenue	(100)	(155)
Other current liabilities	23	-
Other assets	17	(19)
Net cash provided in the changes in operating assets and liabilities	$1,109	$829

Cash Flows from Investing Activities for the six months ended June 30, 2026 and June 30, 2025

Net cash flows used in investing activities were $3,273 thousand for the six months ended June 30, 2026, compared to net cash flows used in investing activities of $16 thousand for the six months ended June 30, 2025. Investing activities during the six months ended June 30, 2026 related to purchase price allocation of new subsidiary, EngineRoom.

Cash Flows from Financing Activities for the six months ended June 30, 2026 and June 30, 2025

Net cash flows provided by financing were approximately $8,308 thousand and $3,990 thousand during the six months ended June 30, 2026 and June 30, 2025, respectively. These cash inflows were primarily attributable to proceeds from debt and equity financings. Specifically, the first tranche of the issuance of convertible debt under the Securities Purchase Agreement (“SPA”) was issued on March 27, 2026, with a principal amount of $1,050 thousand, resulting in net proceeds to the Company of approximately $990 thousand, followed by the second tranche of the issuance of convertible debt under the SPA was issued in May 26, 2026, with a principal amount of $5,250 thousand, resulting in net proceeds of the Company of approximately $5,000 thousand. In addition, under its effective shelf registration statement on Form S-3, the Company commenced sales of its Class A common stock pursuant to an equity distribution agreement with Maxim Group LLC, acting as sales agent. During the period, the Company received net proceeds of approximately $2,464 thousand from the issuance of 7,995,651 shares of Class A common stock. The proceeds from these financing activities are intended to be used for general working capital and other general corporate purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of June 30, 2026, the present value of operating lease liabilities was approximately $428 thousand, consisting of $258 thousand classified as current and $170 thousand classified as noncurrent. Undiscounted lease payments due during the remainder of 2026 were $143 thousand.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. Actual results could differ materially from those estimates.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies. There were no significant changes during the six months ended June 30, 2026 to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than estimates arising from the EngineRoom acquisition, including the preliminary valuation of acquired assets and assumed liabilities, acquired intangible assets, goodwill, deferred taxes and the classification and measurement of the earn-out arrangement.

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

The Company believes there have been no significant changes during the six months ended June 30, 2026 to the items disclosed as critical accounting estimates in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 30, 2026.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the six months ended June 30, 2026, no director or officer of CXApp notified CXApp of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Avondale Pre-Paid Purchases

Following the quarter ended June 30, 2026, the Company issued an aggregate of approximately 7,673,664 shares of Class A common stock to Avondale under the Pre-Paid Purchase #4. The shares of common stock were issued between July 6, 2026 and August 12, 2026, at a price between $0.099463 and $0.166712 per share. The offer and sale of these shares of common stock was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
-	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
-	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on March 17, 2023 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.3(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
-	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(4)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.8(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
10.11(6)	Share Sale Deed, dated as of June 3, 2026, by and among CXAI Australia Pty Ltd, CXApp Inc., the sellers identified therein and the founder guarantors, relating to the acquisition of Virtus Digital Marketing Pty Ltd (d/b/a EngineRoom).
10.12(7)(#)	Employment Agreement, dated as of July 6, 2026, by and between CXApp Inc. and Melissa Podruzny.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.

31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2026.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2026.
#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CXAPP INC.

Date: August 14, 2026	By:	/s/ Khurram Sheikh
	Name:	Khurram Sheikh
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)