Form 10-Q
period 2026-09-30
CXApp Inc.
filed 2026-11-05
CIK 1820875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 5, 2026, there were 2,567,744 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CXAPP INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56

SIGNATURES		57

i

PART I. FINANCIAL INFORMATION

Item 1: Interim Financial Statements

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$8,986	$11,101
Accounts receivable, net of allowance for expected credit losses of $56 and $0, respectively	870	789
Unbilled and other receivables	291	178
Prepaid expenses and other current assets	956	765
Total current assets	11,103	12,833

Property and equipment, net	69	39
Intangible assets, net	14,044	12,672
Operating lease right-of-use asset, net	327	224
Goodwill	7,729	6,589
Other assets	98	73
Total Assets	$33,370	$32,430

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,226	$766
Accrued liabilities	3,808	2,281
Deferred revenue	1,387	1,465
Warrant liability	734	1,051
Operating lease obligation, current	208	195
Other current liabilities	23	-
Total current liabilities	7,386	5,758

Operating lease obligation, noncurrent	120	31
Deferred tax liabilities	672	-
Convertible debt	8,489	12,659
Other noncurrent liabilities	98	-
Total Liabilities	16,765	18,448

Commitments and Contingencies

Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 2,415,145 shares issued and outstanding as of September 30, 2026, and 675,585 shares issued and outstanding as of December 31, 2025	-	-
Additional paid-in capital	123,157	104,694
Accumulated deficit	(106,457)	(90,682)
Accumulated other comprehensive loss	(95)	(30)
Total Stockholders’ Equity	16,605	13,982

Total Liabilities and Stockholders’ Equity	$33,370	$32,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$3,005	$1,114	$5,649	$3,561

Cost of Revenues (excluding depreciation and amortization)	1,386	123	2,169	444

Gross Profit	1,619	991	3,480	3,117

Operating Expenses
Research and development	1,061	1,475	4,251	5,144
Sales and marketing	595	412	1,494	1,601
General and administrative	2,294	2,246	6,901	6,004
Amortization of intangible assets	833	683	2,241	2,049
Total Operating Expenses	4,783	4,816	14,887	14,798

Loss from Operations	(3,164)	(3,825)	(11,407)	(11,681)

Other Income (Expense)
Interest income/(expense), net	59	(107)	(92)	(307)
Change in fair value of derivative liability and warrants	679	887	(4,148)	3,963
Loss on debt extinguishment	-	-	-	(48)
Other income (expense), net	(10)	(112)	(61)	162
Total Other Income (Expense)	728	668	(4,301)	3,770

Loss before tax	(2,436)	(3,157)	(15,708)	(7,911)
Current income tax expense	-	-	(87)	-
Deferred income tax benefit (expense)	(716)	-	20	(1)
Net Loss	$(3,152)	$(3,157)	$(15,775)	$(7,912)
Unrealized foreign exchange gain (loss) from cumulative translation adjustments	45	98	(65)	(204)
Comprehensive Loss	$(3,107)	$(3,059)	$(15,840)	$(8,116)

Basic and diluted weighted average shares outstanding, Class A common stock	2,330,920	467,197	1,641,593	426,874
Basic and diluted net loss per share, Class A common stock	$(1.35)	$(6.76)	$(9.61)	$(18.53)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2026	675,585	$-	$104,694	$(90,682)	$(30)	$13,982

Net loss	-	-	-	(4,003)	-	(4,003)
Stock-based compensation	-	-	391	-	-	391
Common shares issued for conversion of debt	316,505	-	3,084	-	-	3,084
Common shares issued on At-The-Market offering	159,913	-	2,464	-	-	2,464
Cumulative translation adjustment	-	-	-	-	27	27
Balance at March 31, 2026	1,152,003	$-	$110,633	$(94,685)	$(3)	$15,945

Net loss	-	-	-	(8,620)	-	(8,620)
Stock-based compensation	-	-	420	-	-	420
Common shares issued for conversion of debt	1,029,841	-	10,492	-	-	10,492
Taxes withheld on stock-based compensation	-	-	(49)	-	-	(49)
Common shares issued for vested RSUs	2,200	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	(137)	(137)
Balance at June 30, 2026	2,184,044	$-	$121,496	$(103,305)	$(140)	$18,051

Net loss	-	-	-	(3,152)	-	(3,152)
Stock-based compensation	-	-	304	-	-	304
Common shares issued for conversion of debt	214,946	-	1,358	-	-	1,358
Taxes withheld on stock based compensation	-	-	(1)	-	-	(1)
Common shares issued for vested RSUs	16,155	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	45	45
Balance at September 30, 2026	2,415,145	$-	$123,157	$(106,457)	$(95)	$16,605

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(Unaudited, in thousands, except share data)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	385,079	$-	$92,585	$(77,209)	$216	$15,592

Net loss	-	-	-	(1,616)	-	(1,616)
Stock-based compensation	-	-	624	-	-	624
Common shares issued for conversion of debt	11,085	-	1,003	-	-	1,003
Common shares issued for vested RSUs	62	-	-	-	-	-
Taxes withheld for stock-based compensation	-	-	(5)	-	-	(5)
Cumulative translation adjustment	-	-	-	-	(1)	(1)
Balance at March 31, 2025	396,226	$-	$94,207	$(78,825)	$215	$15,597

Net loss	-	-	-	(3,139)	-	(3,139)
Stock-based compensation	-	-	754	-	-	754
Common shares issued for conversion of debt	31,108	-	1,328	-	-	1,328
Common shares issued for vested RSUs	1,600	-	89	-	-	89
Taxes withheld for stock-based compensation	-	-	(18)	-	-	(18)
Cumulative translation adjustment	-	-	-	-	(301)	(301)
Balance at June 30, 2025	428,934	$-	$96,360	$(81,964)	$(86)	$14,310

Net loss	-	-	-	(3,157)	-	(3,157)
Stock-based compensation	-	-	872	-	-	872
Common shares issued for conversion of debt	88,180	-	3,259	-	-	3,259
Taxes withheld for stock-based compensation	-	-	(148)	-	-	(148)
Cumulative translation adjustment	-	-	-	-	98	98
Balance at September 30, 2025	517,114	$-	$100,343	$(85,121)	$12	$15,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CXAPP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(15,775)	$(7,912)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30	35
Amortization of intangible assets	2,241	2,049
Amortization of operating lease right-of-use assets	249	280
Original issue discount and transaction costs on convertible debt	310	431
Deferred income taxes	(20)	-
Stock-based compensation expense	1,115	2,250
(Gain) or loss on foreign currency transactions	133	(198)
Allowance for expected credit losses	53	-
Loss on debt extinguishment	-	48
Change in fair value of derivative liability and warrants	4,148	(3,963)
Loss on contract to issue common stock	-	20
Loss on asset disposal	-	4
Earn-out compensation expense	88	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	378	1,514
Prepaid expenses and other current assets	(177)	(221)
Other assets	13	(19)
Accounts payable	(390)	435
Accrued liabilities	818	(96)
Operating lease liabilities	(250)	(295)
Other current liabilities	23	-
Deferred revenue	(78)	(1,112)
Net cash used in operating activities	(7,091)	(6,750)

Investing activities
Purchases of property and equipment and internally developed software	(85)	(21)
Cash paid for acquisition of EngineRoom, net of cash acquired	(3,217)	-
Net cash used in investing activities	(3,302)	(21)

Financing activities
Proceeds from issuance of convertible debt, net of issuance costs	5,990	6,990
Proceeds from at-the-market offering, net of issuance cost	2,464	-
Payments for taxes related to vested restricted stock units	(146)	-
Net cash provided by financing activities	8,308	6,990

Effect of exchange rate changes on cash and cash equivalents	(30)	(11)
Net increase/(decrease) in cash and cash equivalents	(2,115)	208
Cash and cash equivalents, beginning of period	11,101	4,880
Cash and cash equivalents, end of period	$8,986	$5,088

Supplemental disclosures of cash flow information
Cash paid for taxes	$5	$-
Cash paid for interest	$8	$-

Supplemental schedule of noncash investing and financing activities
Financing of Director and Officer Insurance	$116	$240
Purchase consideration included in other current liabilities	$24	$-
Taxes related to vested restricted stock units	$150	$-
Common shares issued for debt conversion	$14,935	$5,590
Common shares issued as commitment shares	$-	$89
Decrease in right of use asset due to lease modification	$38	$-
Right of use asset obtained in exchange for lease liability	$394	$144

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

The CXApp SaaS platform offers a suite of leading-edge technology workplace experience solutions including an enterprise employee application, indoor mapping, on-device positioning, augmented reality technologies, generative AI applications and an AI-based analytics platform, targeting the emerging hybrid workplace market. CXApp creates a connected workplace by reducing app overload, data fragmentation, and complex workflows and streamlines all capabilities through The Workplace SuperApp. All features, services and integrations are housed in one easy-to-access platform allowing businesses to deliver more holistic employee experience in a hybrid workplace.

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

NOTE 2 - Summary of Significant Accounting Policies

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of approximately $8,986 thousand and working capital of approximately $3,717 thousand. For the three and nine months ended September 30, 2026, the Company incurred net losses of approximately $3,152 thousand and $15,775 thousand, respectively. During the nine months ended September 30, 2026, the Company used approximately $7,091 thousand of cash for operating activities. The Company has historically incurred recurring losses and negative cash flows from operations. These conditions and events, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Based on the Company’s cash on hand, debt and equity financing, forecast cash collections, planned operating expenditures and management’s plans that were considered probable of implementation and effective mitigation, management concluded that its plans alleviate the substantial doubt for at least one year from the date these unaudited condensed consolidated financial statements are issued.

On March 27, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with Avondale Capital, LLC, (“Avondale”) under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $40,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $1,050 thousand, closed on March 27, 2026, the Company received net proceeds of approximately $990 thousand. A second tranche was received on May 26, 2026, with a principal amount of $5,250 thousand and net proceeds of approximately $5,000 thousand. As of September 30, 2026, approximately $33,700 thousand remained available under this agreement.

On March 26, 2025, the Company entered into a SPA with Avondale Capital, LLC, under which the Company may issue and sell one or more Pre-Paid Purchase Agreements for up to an aggregate of $20,000 thousand in exchange for shares of its common stock. The initial Pre-Paid Purchase, in the principal amount of $4,200 thousand, closed on April 8, 2025, the Company received net proceeds of approximately $3,990 thousand. A second tranche was received on August 7, 2025, with a principal amount of $3,150 thousand and net proceeds of approximately $3,000 thousand. The third tranche of the SPA was issued on October 17, 2025 with the principal amount of $5,250 thousand, of which, the Company received net proceeds of $5,000 thousand. The fourth tranche of the SPA was issued on December 30, 2025 with the principal amount of $4,200 thousand, of which, the Company received net proceeds of $4,000 thousand. As of September 30, 2026, approximately $3,200 thousand remained available under this agreement.

Additionally, under the SPA with Streeterville Capital, LLC, entered into on May 22, 2024, the Company had access to up to $10,000 thousand in funding. As of September 30, 2026 and December 31, 2025, the Company had $3,175 thousand in remaining available funding under this agreement.

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

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the nine months ended September 30, 2026, the Company received net proceeds of $2,464 thousand and issued 159,913 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes. Although the Company has remaining capacity under its ATM program, the program represents a market-dependent source of financing, and the Company’s ability to generate additional liquidity through future ATM sales is subject to factors outside its control, including market conditions and trading activity. Accordingly, no assurance can be provided regarding the amount or timing of any future proceeds.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all information and disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments consist of normal recurring adjustments. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

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

On August 14, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) of shares of common stock, $0.0001 par value (the “common stock”), which became effective at 12:01 a.m. Eastern Time on August 18, 2026. Pursuant to the Reverse Stock Split, every fifty (50) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001. Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in the rounding up of fractional shares. The Company did not issue fractional shares in connection with the Reverse Stock Split. Any fractional share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including CXAI Australia Pty Ltd and its wholly owned subsidiary Virtus Digital Marketing Pty Ltd from June 3, 2026. All intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, which periodically exceed federally insured limits. The Company’s cash equivalents are certificates of deposit held by a number of banks limited to $250 thousand per bank with a duration of 90 days or less. The Company has not realized any losses relating to its cash, cash equivalents, and accounts receivable. However, a material loss resulting from the failure of one or more financial institutions, or from a significant default in accounts receivable, could have a substantial adverse effect on the Company’s liquidity, financial position, and operating results. Given the concentration of these financial instruments, any unexpected credit event could impair the Company’s ability to meet its short-term obligations and fund ongoing operations. As of September 30, 2026, two customers accounted for approximately 41% of the Company’s consolidated gross accounts receivable.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analysis based primarily on market comparables, including public company method, guideline transaction method, and market price method.

During the quarter ended September 30, 2026, management evaluated the qualitative factors in (“ASC 350-20, Intangibles - Goodwill and Other - Goodwill.”) ASC 350-20-35-3C, including the Company’s market capitalization, stock-price performance, recurring operating losses, cash-flow trends, prior-period impairment, industry conditions and the EngineRoom acquisition. Based on the totality of the available evidence, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, a quantitative interim goodwill impairment test was not required. Accordingly, no goodwill impairment charges were recorded for the nine months ended September 30, 2026. The Company had completed both qualitative and quantitative goodwill impairment assessments as of December 31, 2025, and concluded that the carrying amount of goodwill exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of $2,148 thousand for the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company’s goodwill balance was $7,729 thousand and $6,589 thousand, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. In accordance with ASC 740-10-25-6, Income tax benefit are recognized when it is more likely than not, based on the technical merits, that the related tax position will be sustained upon examination. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. This estimate is also reviewed by external tax advisors on an annual basis. For the three and nine months ended September 30, 2026, the Company has recorded research and development tax incentive income of $92 thousand, which is reported under other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss.

Comprehensive Loss and Foreign Currency Translation

The Company reports comprehensive loss and its components in its unaudited condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under GAAP, are excluded from net loss.

The functional currencies of the Company’s foreign subsidiaries include the Philippine peso, Canadian dollar and Australian dollar. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated using average exchange rates for the applicable periods. Gains or losses resulting from transactions denominated in foreign currencies are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. dollar. The aggregate foreign currency translation adjustment gain was approximately $45 thousand and aggregate foreign currency translation adjustment loss was approximately $65 thousand for the three months and nine months ended September 30, 2026, and the aggregate foreign currency translation adjustment gain of approximately $98 thousand and aggregate foreign currency translation adjustment loss of $204 thousand for the three and nine months ended September 30, 2025, respectively.

Convertible Debt

The Company issued convertible debt in the form of Pre-Paid Purchases during December 2024, March 2025, August 2025, October 2025, December 2025, March 2026 and May 2026 and evaluated such instruments to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the convertible debt, the Company elected the fair value option under ASC 825 “Financial Instruments” (“ASC 825”). Under the fair value option election, the convertible debt is initially measured at its issuance date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis. The estimated fair value adjustment is presented within change in fair value of derivative liability in the unaudited condensed consolidated statements of Operations and comprehensive loss. The Company classifies its convertible debt that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement. The Company recognized an unrealized gain on the changes in the estimated fair value of the convertible debt of approximately $214 thousand and unrealized loss of $4,465 thousand, respectively, for the three and nine months ended September 30, 2026 and the Company recognized an unrealized gain on the changes in the estimated fair value of the convertible debt of approximately $887 thousand and $387 thousand, respectively, for the three and nine months ended September 30, 2025, respectively.

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

The timing of the Company’s revenue recognition related to the licensing revenue stream is dependent on whether the software licensing agreement entered into represents a service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. Customers may subscribe to licenses for monthly or annual periods.

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

Professional services under milestone contracts are accounted for using the percentage of completion method. As soon as the outcome of a contract can be estimated reliably, contract revenue is recognized in the unaudited condensed consolidated statement of operations and comprehensive loss in proportion to the stage of completion of the contract. Contract costs are expensed as incurred. Contract costs include all amounts that relate directly to the specific contract, are attributable to contract activity, and are specifically chargeable to the customer under the terms of the contract.

Professional services are also contracted on the fixed fee and in some cases on a time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts provided by in house personnel, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2026 and September 30, 2025, the Company did not incur any such losses. These amounts are based on known and estimated factors.

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

Contract balance (in thousands)	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026	Nine-month movement
Accounts receivable, net	$789	$907	$706	$870	$81
Deferred revenue	$1,465	$1,986	$1,365	$1,387	$(78)

The Company had deferred revenue of approximately $1,387 thousand and $1,465 thousand as of September 30, 2026 and December 31, 2025, respectively, related to customer invoices rendered in advance for software licenses and professional services provided by the Company’s technical staff. The Company expects to satisfy its remaining performance obligations for the deferred revenue associated with professional services, and recognize the deferred revenue related to licenses generally over the remaining contract term which is generally twelve months following the commencement of the license.

Unbilled and other receivables primarily consists of unbilled receivables (contract asset) for revenue recognized when the Company’s performance obligations have been satisfied but the Company’s right to consideration remains conditional. Contract assets were $131 thousand and $15 thousand as of September 30, 2026 and December 31, 2025, respectively. The increase was primarily attributable to contract assets acquired in connection with the acquisition of EngineRoom and revenue recognized in advance of contractual billing milestones.

The Company recognized revenue of $200 thousand and $1,287 thousand for the three and nine months ended September 30, 2026, and $547 thousand and $2,325 thousand for the three and nine months ended September 30, 2025, that was included in the contract liability balance at the beginning of the respective periods.

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

Earnings Per Share

The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three and nine months ended September 30, 2026 and September 30, 2025, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of options, warrants, and vesting of restricted units in the calculation of diluted net loss per common shares would have been anti-dilutive.

On August 18, 2026, the Company effected a 1-for-50 reverse stock split of its issued and outstanding Class A common stock. Accordingly, all share and per share amounts presented herein, including the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share, have been retrospectively adjusted to reflect the reverse stock split for all periods presented. Proportionate adjustments were also made to the number of shares underlying outstanding warrants, stock-based awards and other equity-linked instruments, as well as the related exercise and conversion prices. Because the Company reported a net loss for all periods presented, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive

The following table summarizes the number of common shares and common share equivalents excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2026 and September 30, 2025.

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Stock options	74	43	74	43
Restricted stock units	61	32	61	21
Warrants	421	421	421	421
Convertible debt	2,033	-	1,364	-
Total	2,589	496	1,920	485

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The fair value of the warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the private placement warrants is measured using the quoted market price of the public warrants as an observable input, a Level 2 measurement, because the private placement warrants are not actively traded and there are no observable market inputs specific to those warrants. The Company recognized in the unaudited condensed consolidated Statements of Operations and Comprehensive Loss, an unrealized gain on its warrant liabilities (comprising both public and private placement warrants) of $465 thousand and $317 thousand, respectively, and $0 and $3,576 thousand, respectively, for the three and nine months ended September 30, 2026 and September 30, 2025 respectively.

The following table presents information about the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2026	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$734	$425	$309	$-
Convertible Note
- 2025 Avondale Prepaid Purchase #4	2,894	-	-	2,894
- 2026 Avondale Prepaid Purchase #1	1,072	-	-	1,072
- 2026 Avondale Prepaid Purchase #2	4,523	-	-	4,523

	As of December 31, 2025	Quoted price in Active Market (Level 1)	Significant other observable input (Level 2)	Significant other unobservable input (Level 3)
Warrants	$1,051	$1,051	$-	$-
Convertible Note
- 2025 Avondale Prepaid Purchase #1	1,231	-	-	1,231
- 2025 Avondale Prepaid Purchase #2	2,749	-	-	2,749
- 2025 Avondale Prepaid Purchase #3	4,683	-	-	4,683
- 2025 Avondale Prepaid Purchase #4	3,996	-	-	3,996

The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the unaudited condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that governs the cashless conversion.

The following table shows the changes in fair value of the liabilities for the nine months ended September 30, 2026 and September 30, 2025:

Warrant liability – January 1, 2026	$1,051
Change in fair value of derivative instruments	(378)
Warrant liability – March 31, 2026	673
Change in fair value of derivative instruments	526
Warrant liability – June 30, 2026	1,199
Change in fair value of derivative instruments	(465)
Warrant liability – September 30, 2026	$734

Warrant liability – January 1, 2025	$5,048
Change in fair value of derivative instruments	(2,314)
Warrant liability – March 31, 2025	2,734
Change in fair value of derivative instruments	(1,262)
Warrant liability – June 30, 2025	1,472
Change in fair value of derivative instruments	-
Warrant liability – September 30, 2025	$1,472

The Company accounts for convertible debt under the fair value option election using Level 3 inputs. The Company recognized an unrealized gain in the unaudited condensed consolidated Statements of Operations and Comprehensive Loss of $214 thousand and unrealized loss of $4,465 thousand, respectively, for the three and nine months ended September 30, 2026 and the Company recognized an unrealized gain in the unaudited condensed consolidated Statements of Operations and Comprehensive Loss of $887 thousand and $387 thousand, respectively, for the three and nine months ended September 30, 2025 which are presented as a change in fair value of derivative liability. See additional details within Note 7, Convertible debt.

The significant inputs in the valuation models for each of the issuances were as follows:

Avondale (2025)

Pre-Paid Purchase #4

Inputs	September 30, 2026	December 31, 2025
Valuation method	Scenario based analysis	Scenario based analysis
Stock price	$2.54	$16.50
Equity dividend yield	0.00%	0.00%
Expected term (years)	1.49	2.23
Volatility	120.70%	116.40%
Discount rate	4.33%	3.59%
Risk free rate	4.65%	3.46%

Avondale (2026)

Pre-Paid Purchase #1

Inputs	September 30, 2026
Valuation method	Scenario based analysis
Stock price	$2.54
Equity dividend yield	0.00%
Expected term (years)	1.49
Volatility	120.70%
Discount rate	4.33%
Risk free rate	4.65%

Avondale (2026)

Pre-Paid Purchase #2

Inputs	September 30, 2026
Valuation method	Scenario based analysis
Stock price	$2.54
Equity dividend yield	0.00%
Expected term (years)	1.49
Volatility	120.70%
Discount rate	4.33%
Risk free rate	4.65%

Avondale (2025)

Pre-Paid Purchase #1

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$16.50
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.40%
Discount rate	3.59%
Risk free rate	3.57%

Avondale (2025)

Pre-Paid Purchase #2

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$16.50
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.40%
Discount rate	3.59%
Risk free rate	3.46%

Avondale (2025)

Pre-Paid Purchase #3

Inputs	December 31, 2025
Valuation method	Scenario based analysis
Stock price	$16.50
Equity dividend yield	0.00%
Expected term (years)	2.23
Volatility	116.40%
Discount rate	3.59%
Risk free rate	3.46%

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

Based on its assessments, the Company recorded no impairment charges on long-lived assets for the nine months ended September 30, 2026 and September 30, 2025.

Recently Adopted Accounting Pronouncement

In November 2024, the FASB issued ASU No. 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20)”. The amendment requires companies to apply a pre-existing contract approach. Under this approach, a settlement qualifies for induced conversion accounting if the inducement offer preserves the form of consideration and results in an amount of consideration that is no less than that issuable pursuant to the pre-existing conversion privileges. The ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have adopted the amendments in ASU 2020-06. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2026.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this guidance effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2026.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. The amendments clarify the accounting for share-based consideration payable to a customer in connection with the sale of goods or services, including the measurement date, vesting conditions and recognition of the resulting reduction in the transaction price. The amendments are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

NOTE 3 - Disaggregation of Revenue

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from software as a service, design and implementation services for its enterprise apps solutions systems, and professional services for work performed in conjunction with its systems, and sale of hardware, and also through managed advertising, subscription and growth marketing advisory following the acquisition of EngineRoom.

Revenues consisted of the following (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Subscription revenue
Software, License & Maintenance Contracts(1)	$1,432	$1,108	$3,459	$3,494
Total subscription revenue	$1,432	$1,108	$3,459	$3,494

Non-subscription revenue
Professional services(2)	$22	$4	$99	$37
Hardware(3)	-	2	14	30
Managed advertising(4)	1,220	-	1,656	-
Growth marketing advisory(5)	331		421	-
Total non-subscription revenue	$1,573	$6	$2,190	$67

Total Revenue	$3,005	$1,114	$5,649	$3,561

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue recognized over time(1)(2)(4)(5)	$3,005	$1,112	$5,635	$3,531
Revenue recognized at point in time(3)	-	2	14	30
	$3,005	$1,114	$5,649	$3,561

Geographic area	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
United States	$917	$1,091	$2,858	$3,487
Canada	4	23	18	74
Australia	2,084	-	2,773	-
Total	$3,005	$1,114	$5,649	$3,561

(1)	Software As A Service Subscription Revenue’s performance obligation is satisfied evenly over the service period using a time-based measure because the Company is providing continuous access to its service and service is recognized over time. Additionally, it also includes access to technology platform and search-engine optimization solutions provided to customers.
(2)	Professional services are also contracted on the fixed fee and time and materials basis. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has generally elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date.
(3)	Hardware revenue is recognized at a point in time when the control over the goods transfers to the customer - upon delivery to the customers.
(4)	Managed advertising services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue from these services is recognized over time because the customer simultaneously receives and consumes the benefits as the Company performs.
(5)	Growth marketing advisory, which includes website and network development and its related services, revenue is recognized over time when the applicable criteria for over-time recognition are met, primarily where the services performed create no alternative use to the Company and the Company has an enforceable right to payment for work completed to date.

NOTE 4 - Deferred Revenue

Deferred revenue activity as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	License Agreements	Professional Service Agreements	Hardware	Deferred revenue - EngineRoom	Total
Deferred Revenue - January 1, 2026	$1,414	$51	$-	$-	$1,465
Revenue recognized	(2,764)	(99)	(14)	-	(2,877)
Revenue deferred	2,602	162	14	21	2,799
Deferred Revenue - September 30, 2026	$1,252	$114	$-	$21	$1,387

	License Agreements	Professional Service Agreements	Hardware	Total
Deferred Revenue - January 1, 2025	$2,604	$61	$18	$2,683
Revenue recognized	(4,480)	(73)	(30)	(4,583)
Revenue deferred	3,234	63	12	3,309
Advance from Customers	56	-	-	56
Deferred Revenue - December 31, 2025	$1,414	$51	$-	$1,465

Deferred revenues were approximately $1,387 thousand and $1,465 thousand as of September 30, 2026 and December 31, 2025, respectively.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses and reimbursements	$2,311	$1,502
Accrued compensation and benefits	554	469
Accrued sales and other indirect taxes payable	418	158
Accrued bonus and commissions	288	115
Income tax payable	178	-
Accrued insurance premium and interest	46	24
Accrued transaction costs	13	13
Accrued liabilities	$3,808	$2,281

Financed Director & Officers Insurance

The Company entered into a Directors & Officers (“D&O”) insurance agreement with HDI Global Insurance Company, effective March 15, 2026. The stated interest rate as per the agreement is 6.9% p.a. The first of ten separate monthly installment payments began on April 14, 2026. The Company made a down payment on the policy of $29 thousand. As of September 30, 2026 and December 31, 2025, the Company owed $46 thousand and $24 thousand, respectively, on the D&O insurance policy.

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

On April 4, 2025, the Board approved the award of 7,000 options to purchase common stock pursuant to the 2023 Equity Incentive plan to Khurram Sheikh, the Chief Executive Officer of the company and Joy Mbanugo, the Chief Financial Officer of the company. The options have an exercise price of $50.00 per share and expire on May 23, 2035. The stock options were valued using the Black-Scholes option valuation model and the fair value of the awards granted was determined to be $28 per option on the grant date. The fair value of the common stock as of the grant date utilized in the Black-Scholes options valuation model was $50.00 per share.

During the nine months ended September 30, 2026, the Company granted 4,500 market-based stock options to its Chief Executive Officer under the 2023 Equity Incentive Plan. The options have an exercise price of $8.00 per share and are subject to a market-based vesting condition and a service condition. The grant-date fair value of the award was estimated using a Monte Carlo simulation model, which incorporated assumptions including expected stock-price volatility of 105.8%, a risk-free interest rate of 3.67%, and an expected dividend yield of 0%. No stock-based compensation expense was recognized related to this award during the three and nine months ended September 30, 2026, as the associated market condition was not considered probable of achievement as of the reporting date. The number of options and all related per-option amounts have been retrospectively adjusted to reflect the Company’s 1-for-50 reverse stock split effective August 18, 2026.

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

On April 13, 2026, the Board approved the award of 43,200 stock options to purchase the Company’s common stock, granted to employees and consultants of the Company pursuant to the 2023 Equity Incentive Plan. Of the options granted, 40,700 were incentive stock options (ISOs) issued to employees and 2,500 were non-statutory stock options (NSOs) issued to consultants. The options have a life of ten years, an exercise price of $8.00 per share, and expire on April 13, 2036. The options vest as to one-third on the first anniversary of the grant date, with the remaining two-thirds vesting in substantially equal monthly installments over the following 24 months. The stock options were valued using the Black-Scholes option valuation model, and the weighted-average fair value of the awards granted during the period was determined to be $5.50 per option on the grant date.

During the nine months ended September 30, 2026, options to purchase 8,067 shares of common stock were forfeited following the termination of service of Joy Mbanugo, the Company’s former Chief Financial Officer, before the options vested. The forfeited options had a weighted-average exercise price of $39.50 per share and a weighted-average grant-date fair value of $26.00 per option. No stock options granted to any other employee were forfeited during the period. Previously recognized compensation expense related to the unvested forfeited options was reversed during the period.

The Company’s stock option activity presented below reflects the impact of the 1-for-50 reverse stock split effected on August 18, 2026. All share amounts, options and weighted-average prices have been retrospectively adjusted for all periods presented to give effect to the reverse stock split.

See below for a summary of the stock options granted under the Incentive Plan for the three, six and nine months ended September 30, 2026.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average fair value at Grant date	Aggregate Intrinsic Value
Options outstanding at January 1, 2026	42,991	$72.00	8.01	$45.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at March 31, 2026	42,991	72.00	7.76	$45.50	$-
Options vested and exercisable at March 31, 2026	27,334	$76.50

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average fair value at Grant date	Aggregate Intrinsic Value
Options outstanding at March 31, 2026	42,991	$72.00	7.76	$45.50	$-
Granted	43,200	8.00	9.79	5.50	-
Exercised	-	-	-	-	-
Forfeited	(8,067)	39.50	-	26.00	-
Options outstanding at June 30, 2026	78,124	40.00	8.22	$25.50	$-
Options vested and exercisable at June 30, 2026	30,439	$74.50

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Weighted average fair value at Grant date	Aggregate Intrinsic Value
Options outstanding at June 30, 2026	78,124	$40.00	8.22	$25.50	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at September 30, 2026	78,124	40.00	7.97	$25.50	$-
Options vested and exercisable at September 30, 2026	31,050	$74.00

Non-cash stock-based compensation expenses related to stock option were recorded in the unaudited condensed consolidated financial statements as summarized below:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Research and development	$13	$34	$7	$26
Sales and marketing	10	29	5	47
General and administrative	40	193	78	327
Total non-cash stock compensation	$63	$256	$90	$400

As of September 30, 2026, the remaining unrecognized stock compensation expense related to unvested stock options was approximately $428 thousand, which is expected to be recognized over weighted-average remaining periods of approximately 1.88 years.

The Company estimates the grant-date fair value of stock options containing service-based vesting conditions using the Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions regarding the fair value of the Company’s common stock, exercise price, expected term, expected stock-price volatility, risk-free interest rate and expected dividend yield. For stock options containing market-based vesting conditions, the Company uses an appropriate valuation technique that incorporates the effect of the market condition into the grant-date fair value. For the nine months ended September 30, 2026 and September 30, 2025, are as follows:

	September 30, 2026	September 30, 2025
Risk-free interest rate	3.92%	4.08%
Expected life of option grants (years)	6	6
Expected volatility of underlying stock	87.20%	54.62%
Dividends assumption	-%	-%

Restricted Stock Units

The grant date fair value for Restricted Stock Units (‘RSU’) are valued using the closing price of the Company’s common stock on the date of grant.

On May 23, 2025, a total of 20,000 restricted stock units of the Company’s common stock were granted to directors of the Company under the 2023 Equity Incentive Plan.

During the nine months ended September 30, 2026, the Company granted 60,748 restricted stock units under the Amended and Restated CXApp Inc. 2023 Equity Incentive Plan, including awards granted to its Chief Executive Officer and members of its Board of Directors. The restricted stock units had a weighted-average grant-date fair value of $13 per unit, determined based on the closing price of the Company’s common stock on the applicable grant dates. The awards contain service-based vesting conditions and generally vest over periods ranging from two to three years. Compensation expense is recognized over the applicable requisite service period.

The fair value of the common stock as of the various grant dates was determined to be $12.76 to $590.00 per restricted stock unit, for a weighted average fair value of $13.00 per restricted stock unit.

The Company’s RSU activity presented below reflects the impact of the 1-for-50 reverse stock split effected on August 18, 2026. All share amounts, RSUs and weighted-average fair value have been retrospectively adjusted for all periods presented to give effect to the reverse stock split. The following summarizes our RSUs transaction activity for three, six and nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	21,230	$62.50
Granted	-	-
Vested	(230)	66.50
Forfeited	-	-
Outstanding at March 31, 2026	21,000	$62.00

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	21,000	$62.00
Granted	60,748	13.00
Vested	(20,000)	50.00
Forfeited	-	-
Outstanding at June 30, 2026	61,748	$17.50

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2026	61,748	$17.50
Granted	-	-
Vested	(1,000)	306.50
Forfeited	-	-
Outstanding at September 30, 2026	60,748	$13.00

The total fair value of RSUs vested as of September 30, 2026 and December 31, 2025 was $1,322 thousand and $2,226 thousand, respectively.

Non-cash stock-based compensation expenses related to restricted stock units recorded in the unaudited condensed consolidated financial statements is summarized below:

	Three Months ended September 30, 2026	Nine Months ended September 30, 2026	Three Months ended September 30, 2025	Nine Months ended September 30, 2025
Research and development	$-	$1	$4	$387
Sales and marketing	-	1	2	195
General and administrative	241	857	776	1,268
Total non-cash stock compensation	$241	$859	$782	$1,850

As of September 30, 2026 and September 30, 2025, the Company has approximately $498 thousand and $594 thousand of unrecognized restricted stock unit compensation to be expensed over a weighted average period of 0.71 years and 0.71 years, respectively.

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

In connection with the initial closing, the Company was required to issue 1,600 commitment shares to Avondale. On March 26, 2025, the Company recorded a liability of $69 thousand for the shares to be issued under the contract to issue common stock. On May 8, 2025, the Company issued the Class A Common Stock and recognized a loss of $20 thousand upon issuance.

The Avondale convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #1 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $55.30 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $9.22, subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #1. For the three and nine months ended September 30, 2026, the Company recognized a loss on change in fair value of Pre-Paid Purchase #1 of $0 and $78 thousand. For the three months and nine months ended September 30, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #1 of $831 thousand and $636 thousand, respectively.

On August 7, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #2 to Avondale, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $3,150 thousand and Avondale gave consideration of $3,000 thousand, reflecting original issue discount of $150 thousand. On August 7, 2025, the Company received the net proceeds from Avondale.

The Avondale convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. Avondale may redeem all or any part of the outstanding balance of the Avondale convertible Pre-Paid Purchase #2 at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $54.79 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $9.13 subject to certain adjustments and ownership limitations specified in the Avondale convertible Pre-Paid Purchase #2. For the three and nine months ended September 30, 2026, the Company recognized a loss on change in fair value of Pre-Paid Purchase #2 of $0 and $501 thousand. For the three and nine months ended September 30, 2025, the Company recognized an unrealized gain on change in fair value of Pre-Paid Purchase #2 of $176 thousand.

On October 17, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #3 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #3 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting original issue discount of $250 thousand. On October 17, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #3 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #3, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $45.71 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $7.62, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of December 31, 2025, Pre-Paid Purchase #3 is recorded at fair value of $4,683 thousand and is within convertible debt on the accompanying unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company recognized a loss on change in fair value of Pre-Paid Purchase #3 of $0 and $727 thousand, respectively.

On December 30, 2025, the Company issued an unsecured convertible Pre-Paid Purchase #4 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #4 has the original principal amount of $4,200 thousand and Lender gave consideration of $4,000 thousand, reflecting original issue discount of $200 thousand. On December 31, 2025, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #4 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #4, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $18.39 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $3.07, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of September 30, 2026, Pre-Paid Purchase #4 is recorded at fair value of $2,894 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company recognized a loss on change in fair value of Pre-Paid Purchase #4 of $225 thousand and $123 thousand, respectively.

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

The convertible Pre-Paid Purchase #1 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #1, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $13.07 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $2.18, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of September 30, 2026, Pre-Paid Purchase #1 is recorded at fair value of $1,072 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company recognized a gain on change in fair value of Pre-Paid Purchase #1 of $90 thousand and unrealized loss of $22 thousand.

On May 26, 2026, the Company issued an unsecured convertible Pre-Paid Purchase #2 to the Lender, pursuant to the SPA. The convertible Pre-Paid Purchase #2 has the original principal amount of $5,250 thousand and Lender gave consideration of $5,000 thousand, reflecting an original issue discount of $250 thousand. On May 26, 2026, the Company received the net proceeds from the Lender.

The convertible Pre-Paid Purchase #2 accrues interest on the outstanding balance at 5% per annum. The Lender may redeem all or any part of the outstanding balance of the convertible Pre-Paid Purchase #2, at any time following earlier of six months from the purchase price date and the effectiveness of the Initial Registration Statement by providing a written notice, in cash or converting into shares of the Company’s common stock at a price equal to the lower of (a) Fixed Price of $10.44 and (b) Market Price which is 91% multiplied by the lowest daily volume weighted average price (“VWAP”) during the ten (10) consecutive trading days immediately prior to the written notice date, but in any event not lower than the Floor Price of $1.75, subject to certain adjustments and ownership limitations specified in the convertible Pre-Paid Purchase. As of September 30, 2026, Pre-Paid Purchase #2 is recorded at fair value of $4,523 thousand and is within convertible debt on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company recognized a gain on change in fair value of Pre-Paid Purchase #2 of $348 thousand and $726 thousand.

The following table presents changes in convertible debt measured at fair value as of September 30, 2026 and December 31, 2025.

Convertible Debt
Balance as of December 31, 2025	$12,659
Original issue discount	300
Transaction cost	10
Additions	5,990
Settlement(1)	(14,935)
Fair value measurement adjustments	4,465
Balance as of September 30, 2026	$8,489

Convertible Debt
Balance as of December 31, 2024	$4,512
Additions	16,800
Settlement(2)	(8,102)
Fair value measurement adjustments	(551)
Balance as of December 31, 2025	$12,659

(1)	During the nine months ended September 30, 2026, the Company issued 1,561,292 shares of the Company’s Class A Common stock pursuant to purchase notices related to Pre-Paid Purchase #1, #2, #3 and #4. The shares issued have a total exchange amount of $14,935 thousand with exchange price ranging from $3.89 to $14.26.
(2)	During the year ended December 31, 2025, the Company issued 261,428 shares of the Company’s Class A Common Stock pursuant to multiple purchase notices related to Pre-Paid Purchase #1. The shares issued have a total exchange amount of $8,102 thousand with exchange prices ranging from $17.00 to $72.00.

NOTE 8 - Common Stock

Stock-Based Compensation and Equity Awards

During the nine months ended September 30, 2026, the Company granted 43,200 stock options under the 2023 Equity Incentive Plan at an exercise price of $8 per share and a weighted-average grant-date fair value of $5.50 per share, and 60,748 restricted stock units at a weighted-average grant-date fair value of $13 per unit. During the period, 21,230 restricted stock units vested, resulting in 60,748 restricted stock units outstanding at September 30, 2026.

Issuances Related to Convertible Debt

During the nine months ended September 30, 2026, the Company issued 1,561,292 shares of Class A Common Stock in settlement of convertible-debt liabilities. During nine months ended September 30, 2025, the Company issued total of 130,373 shares of Class A Common Stock to satisfy obligations due under the convertible debt. See Note 7, Convertible Debt, in the accompanying notes to the unaudited condensed consolidated financial statements for further detail.

At the Market offerings

The Company commenced sales of its common stock pursuant to the shelf registration. These sales were facilitated through a third-party arrangement with Maxim Group LLC, acting as the Company’s agent under an equity distribution agreement under its At-The-Market (“ATM”) offering program. During the nine months ended September 30, 2026, the Company received $2,464 thousand and issued 159,913 shares of class A Common Stock, which are intended to be used for general working capital and other general corporate purposes. The Company’s ability to access the ATM program was temporarily limited during the period due to certain filing-related requirements. Availability under the program remains subject to applicable regulatory requirements, registration effectiveness and market conditions.

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

For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $67 thousand and $1 thousand, respectively.

The effective tax rate for nine months ended September 30, 2026 and September 30, 2025 was 0.43% and 0.01%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against the deferred tax assets in the U.S and foreign jurisdictions along with US and foreign permanent differences including changing fair value of derivative warrant liabilities and stock compensation.

Deferred tax liabilities recognized in connection with the EngineRoom acquisition primarily relate to the tax effects of identifiable intangible assets recognized as part of the purchase accounting. These deferred tax liabilities have been measured using the applicable Australian statutory tax rate and recorded as part of the acquisition accounting, with the corresponding impact reflected in goodwill. The Australian deferred tax liabilities are considered separately from the Company’s U.S. deferred tax assets and do not provide a source of future taxable income to support realization of the U.S. deferred tax assets. Accordingly, the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets where realization is not considered more likely than not.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of September 30, 2026 for all jurisdictions other than Australia.

NOTE 10 - Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Cash is also maintained at foreign financial institutions for its Canadian, Philippine, and Australian subsidiaries. Cash in foreign financial institutions as of September 30, 2026 and December 31, 2025, was $375 thousand and $51 thousand, respectively.

For the nine months ended September 30, 2026 and 2025, the Company had one customer and two customers, respectively, that individually accounted for more than 10% of total revenue. Revenue attributable to these customers represented approximately 11% and 29% of total revenue, respectively. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Furthermore, the Company had a concentration of credit risk with respect to accounts receivable. As of September 30, 2026 and December 31, 2025, there were two and four customers that represented 10% or greater of the Company’s consolidated gross accounts receivable, respectively.

The Company continually monitors the creditworthiness of its customers and maintains an allowance for expected credit losses based on historical experience and specific customer information. The Company does not require collateral from its customers. Management does not believe the concentration of credit risk represents a significant risk of loss based on current knowledge and collection history.

The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash for the nine months ended September 30, 2026 and September 30, 2025. However, any loss incurred or lack of access to such funds could have a significant impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 11 - Segment Information

The Company has determined that it operates as a single operating segment. The Company offers a one AI-powered enterprise software and technology platform for the enterprise. The flagship product, the CXAI Platform (pronounced “Sky”), provides a comprehensive suite of tools designed to empower employees and enable organizations to create smarter workplaces. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on consolidated net loss.

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

The CODM does not evaluate profitability below the level of the consolidated company. The Company uses net income (loss) as the primary measure of financial performance. However, in evaluating operating results on a budget versus actual basis, the Company focuses primarily on significant operating expense categories, including cost of revenue, sales and marketing, research and development, and general and administrative expenses, when evaluating period-over-period operating performance. In contrast, the Company places less emphasis on non-cash and non-operating items, such as stock-based compensation, amortization of intangible assets, changes in the fair value of warrant liabilities, loss on debt extinguishment, and other similar adjustments, in its internal analysis of operating results.

As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying unaudited condensed consolidated interim balance sheet as “total assets” and its significant segment expenses and net loss are listed on the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss.

	United States	Canada	Philippines	Australia		Eliminations	Total
As of September 30, 2026:
Identifiable assets by geographic area	$28,157	$161	$85	$4,967		$-	$33,370
Long lived assets by geographic area	$11,005	$1	$12	$3,422		$-	$14,440
Goodwill by geographic area	$6,589	$-	$-	$1,140	(1)	$-	$7,729

As of December 31, 2025:
Identifiable assets by geographic area	$32,094	$125	$211	$-		$-	$32,430
Long lived assets by geographic area	$12,775	$57	$103	$-		$-	$12,935
Goodwill by geographic area	$6,589	$-	$-	$-		$-	$6,589

(1)	–	The difference in the goodwill as of September 30, 2026 and recorded on the date of acquisition of EngineRoom, is on account of foreign exchange translation.

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

In connection with the acquisition on June 3, 2026, CXAI Australia Pty Ltd issued a $606 thousand promissory note to Adam John Laurie, which was immediately endorsed and delivered to EngineRoom. This fully settled and terminated the related-party loan and replaced EngineRoom’s receivable from Adam John Laurie with a receivable from the buyer. The replacement receivable was included in the net assets acquired and eliminated against the corresponding intercompany obligation in consolidation. Accordingly, no related-party loan or related intercompany balance remained in the consolidated balance sheet as of September 30, 2026.

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

Accordingly, the earn-out has been excluded from the preliminary purchase consideration. The Company estimated the earn-out at $537 thousand as of the acquisition date, using a Monte Carlo simulation, and recognizes this amount as compensation expense on a straight-line basis over the service period from June 3, 2026 through June 30, 2028, subject to reassessment at each reporting date. Total potential earn-out payments range from nil to a maximum of approximately $1,401 thousand. For the three and nine months ended September 30, 2026, the Company recognized earn-out compensation expense of $67 thousand and $88 thousand, respectively, within general and administrative expenses. As of September 30, 2026, the related liability of $88 thousand is included in other noncurrent liabilities on the condensed consolidated balance sheet.

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

Acquisition-Related Costs

The Company incurred acquisition-related costs of approximately $208 thousand during the nine months ended September 30, 2026. These costs were expensed as incurred and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Assets acquired and liabilities assumed	USD (000s)
ASSETS ACQUIRED
Cash and cash equivalents	$321
Accounts receivable, net	574
Other current assets	183
Work in progress	320
Fixed assets, net	520
Customer relationships	1,839
Trade names and trademarks	478
Developed technology fair value adjustment	515
Total assets acquired, excluding goodwill	4,750

LIABILITIES ASSUMED
Accounts payable	878
Accrued expenses	237
Statutory liability	338
Long-service leave liability	10
Provision for income tax	193
Total liabilities assumed	1,656
Provisional fair value of identifiable net assets acquired	3,094

PURCHASE CONSIDERATION
Cash paid to sellers	3,074
Escrow consideration	464
Amount payable to seller	24
Total provisional purchase consideration	3,562
Add: Deferred tax liability	692
Provisional goodwill recognized	$1,160

Proforma Financial Information

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company for the nine-month period ended September 30, 2026, as if the acquisition had occurred as of the beginning of the first period presented (January 1, 2025) instead of on June 3, 2026. Material nonrecurring pro forma adjustments directly attributable to the business combination consist of $208 thousand of acquisition-related costs and $88 thousand related to the earn-out compensation. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Revenues	$3,005	$9,016	$2,885	$8,584
Net loss	$(3,152)	$(15,629)	$(2,968)	$(7,890)

NOTE 13 - Related Party Transactions

Sky Acquisition Group

Sky Acquisition Group (“Sky”) is a special purpose acquisition company pursuing an initial public offering (“IPO”). Sky Sponsor Capital LLC (the “Sponsor”) is Sky’s sponsor, and Khurram P. Sheikh, the Company’s Chairman and Chief Executive Officer, is the managing member of the Sponsor.

During the three and nine months ended September 30, 2026, the Company incurred and expensed $0 and $150 thousand respectively, in professional fees and other costs related to Sky’s proposed IPO. No such expenses were recognized during the three and nine months ended September 30, 2025. These expenditures were approved by the disinterested members of the Company’s Board of Directors.

The Company is evaluating a potential strategic investment through participation in Sky’s sponsor group in connection with the consummation of its IPO, subject to definitive agreements and applicable approvals.

In the event Sky’s IPO is not consummated, neither the Sponsor nor Mr. Sheikh will have any obligation to reimburse the Company for these expenditures.

NOTE 14 - Commitments and Contingencies

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

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 15 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, through the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events:

On October 21, 2026, the Company entered into a 90-day standstill agreement with Avondale Capital, LLC that limits purchases under the outstanding Pre-Paid Purchases unless specified stock price and trading volume conditions are met.

On October 21, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $1,000 thousand of the Company’s Class A common stock. The program has no expiration date and does not obligate the Company to repurchase any specific number of shares.

On October 21, 2026, the Company received net cash proceeds of $1,000 thousand from the third tranche of the Pre-Paid Purchase Agreement with Avondale (Pre-Paid Purchase #3), issued pursuant to the SPA entered into on March 27, 2026. The third tranche was structured with a principal amount of $1,050 thousand, less a $50 thousand OID, resulting in the net cash proceeds mentioned above.

Subsequent to September 30, 2026, the Company issued an aggregate of 152,599 shares of Class A common stock to Avondale Capital, LLC pursuant to purchase notices under its outstanding Pre-Paid Purchase #4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026. References in this Quarterly Report to “CXApp,” the “Company,” “we,” “us” and “our” refer to CXApp Inc. and its consolidated subsidiaries. This discussion describes the principal factors affecting our results of operations and financial condition for the three and nine months ended September 30, 2026 and 2025.

On August 14, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) of shares of common stock, $0.0001 par value (the “common stock”), which became effective at 12:01 a.m. Eastern Time on August 18, 2026. Pursuant to the Reverse Stock Split, every fifty (50) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in the rounding up of fractional shares. The Company did not issue fractional shares in connection with the Reverse Stock Split. Any fractional share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

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

During the nine months ended September 30, 2026, we focused on three strategic priorities:

1.	AI-First Product Innovation: During the quarter, we continued to strengthen our competitive differentiation through the development of AI-native workplace intelligence tools. Enhancements to our Generative AI analytics platform enabled improved data ingestion, real-time behavioral insights, and predictive modeling capabilities. These innovations support enterprise decision-makers in optimizing space utilization, workforce engagement, and operational agility. Our investment in state-of-the-art AI infrastructure in partnership with Google Cloud (GCP) is enabling intelligent and scalable solutions that will transform the modern workplace.

2.	Step-change in scale following EngineRoom acquisition: Our customer expansion strategy remained focused on enterprise accounts across the financial services, healthcare and technology sectors. We delivered 169.7% year-over-year revenue growth during the quarter, including contributions from the EngineRoom acquisition, which has been included in our results since June 3, 2026. While the inclusion of EngineRoom resulted in a shift in our revenue mix and reduced our reported gross margin for the period, we believe the acquisition strengthens our long-term growth strategy by expanding our revenue base, customer relationships, and distribution capabilities. We intend to leverage the combined platform to increase recurring and contractual technology revenue and expand the adoption of higher-margin platform offerings across our customer base. We believe these initiatives will enhance the quality of our revenue and support long-term growth and profitability.

3.	Gross Profit Growth Despite Lower Margins: Gross profit was $1,619 thousand and $3,480 thousand for the three and nine months ended September 30, 2026, respectively, compared with $991 thousand and $3,117 thousand for the corresponding periods in 2025. Gross margin was 53.88% and 61.60% for the three and nine months ended September 30, 2026, respectively, compared with 88.96% and 87.53% for the corresponding periods in 2025. The decrease in gross margin primarily reflected a change in revenue mix following the inclusion of EngineRoom’s results beginning June 3, 2026. In particular, managed advertising and growth marketing advisory services contributed $1,551 thousand and $2,077 thousand of revenue during the three and nine months ended September 30, 2026, respectively. These service offerings have a higher direct-cost profile than the Company’s subscription revenue.

Looking forward, our leadership team remains committed to balancing innovation with financial discipline, ensuring that CXApp is positioned for long-term profitability and strategic growth. By leveraging our AI-driven platform and expanding our enterprise footprint, we aim to deliver scalable, data-driven solutions that address the evolving needs of hybrid workplaces.

Financial Performance Summary

Revenue Growth and Customer Expansion

●	Gross margin decreased to 53.88% for the three months ended September 30, 2026 from 88.96% for the three months ended September 30, 2025. The decrease primarily reflected the inclusion of EngineRoom’s subscription and non-subscription revenue streams, including managed advertising and growth marketing advisory services from June 3, 2026, which changed the Company’s revenue and cost-of-revenue mix.

●	Our customer base continues to expand across key industries, including financial services, healthcare, and technology, aligning with our objective to target high-value, recurring revenue clients.

●	We intend to leverage the combined customer base to increase recurring and contractual technology revenue and expand higher-margin platform offerings. We believe these initiatives will strengthen the quality of our revenue streams and support our long-term growth objectives.

Operational Efficiencies and Cost Management

●	During the three months ended September 30, 2026, operating expenses remained essentially flat at $4,783 thousand compared to $4,816 thousand for the three months ended September 30, 2025. This consistency reflects ongoing discipline in cost management while supporting core business operations.

●	Strategic workforce realignments have ensured resources are allocated to high-impact growth areas.

●	We remain focused on optimizing resource allocation, ensuring that investments are targeted toward high-impact areas such as AI development and customer acquisition.

Cash Flow and Liquidity Position

As of September 30, 2026, cash and cash equivalents were $8,986 thousand, compared with $11,101 thousand as of December 31, 2025.

●	This liquidity provides a strategic buffer for continued investment in AI product enhancements and market expansion initiatives.

Strategic Growth Initiatives

1.	Product Innovation: We are expanding our AI-native capabilities, integrating advanced analytics, and developing seamless integrations with key enterprise platforms to position CXApp as the go-to solution for hybrid workplace management

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

Recent Events

Issuances in Connection with Convertible Debt

Between September 30, 2026 and November 5, 2026, the Company issued an aggregate of 152,599 shares of Class A common stock to Avondale Capital, LLC pursuant to purchase notices under Pre-Paid Purchase #4, dated December 30, 2025. The shares were issued at prices ranging from $1.74365 to $2.25316 per share.

On October 21, 2026, the Company received net cash proceeds of $1,000 thousand from the third tranche of the Pre-Paid Purchase Agreement with Avondale (Pre-Paid Purchase #3), issued pursuant to the SPA entered into on March 27, 2026. The third tranche was structured with a principal amount of $1,050 thousand, less a $50 thousand OID, resulting in the net cash proceeds mentioned above.

Standstill Agreement

On October 21, 2026, the Company entered into a standstill agreement with Avondale Capital, LLC. Under the agreement, for a period of 90 days, Avondale Capital, LLC agreed not to make purchases under any outstanding Pre-Paid Purchase on any trading day unless the Company’s Class A common stock traded at a price of at least 110% of the “Minimum Price,” as defined in Nasdaq Listing Rule 5635(d), and the trading volume of the Company’s Class A common stock was at least $250 thousand on that trading day.

The standstill period will terminate immediately upon a breach by the Company of the standstill agreement or the related transaction documents. Upon the termination or expiration of the standstill period, Avondale Capital, LLC may resume purchases in accordance with the applicable Pre-Paid Purchases, which could result in the issuance of additional shares of Class A common stock. The standstill agreement did not waive any existing event of default, and the outstanding Pre-Paid Purchases otherwise remain in effect.

Share Repurchase Program

On October 21, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase shares of its outstanding Class A common stock for an aggregate purchase price of up to $1,000 thousand. Repurchases may be made from time to time through open-market purchases, privately negotiated transactions or other lawful means. The timing, amount, price and manner of any repurchases will be determined by management based on market conditions, the Company’s financial position, liquidity and capital requirements, applicable legal requirements and limitations contained in the Company’s financing arrangements.

The share repurchase program has no expiration date and will remain in effect until the authorized amount has been utilized or the program is modified, suspended or terminated by the Board of Directors. The program does not obligate the Company to repurchase any particular number of shares and may be modified, suspended or discontinued at any time.

Reverse stock-split

On August 14, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.0001 par value (the “common stock”), which became effective at 12:01 a.m. Eastern Time on August 18, 2026. Pursuant to the Reverse Stock Split, every Fifty (50) shares of issued and outstanding shares of common stock were combined into One (1) share of common stock. Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.0001.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations. The following information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$3,005	$1,114
Cost of revenues	(1,386)	(123)
Gross profit	1,619	991
Operating expenses	(4,783)	(4,816)
Loss from operations	(3,164)	(3,825)
Other income (expense), net	728	668
Income tax benefit (expense)	(716)	-
Net loss	$(3,152)	$(3,157)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business and also through managed advertising and growth marketing advisory following the acquisition of EngineRoom. Revenue increased by $1,891 thousand, or 169.7%, to $3,005 thousand for the three months ended September 30, 2026, compared with $1,114 thousand for the three months ended September 30, 2025. The increase primarily reflected $2,084 thousand of revenue contributed by the newly acquired subsidiary, EngineRoom, added new revenue streams consisting of $1,753 thousand of subscription and managed advertising and $331 thousand of growth marketing advisory services. This increase was partially offset by a $209 thousand decrease in software, license and maintenance revenue and a $2 thousand decrease in hardware revenue. Professional services revenue increased by $18 thousand. EngineRoom’s results have been included in the Company’s consolidated results since its acquisition on June 3, 2026. EngineRoom operates across multiple service lines, including paid performance marketing, search engine optimization (SEO), social marketing, network development, website development, customer engagement, and advisory services. The Company noted a decrease in the revenue from licenses during this period however, it was compensated by increase in Professional Services revenue and revenue generated from EngineRoom.

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

Recurring revenue is a management operating metric and is not a measure calculated in accordance with U.S. GAAP. It is not synonymous with Subscription Revenue. Refer to the following table:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
(in thousands)	Amount	Total	Amount	Total
Recurring Revenue	$2,815	93.68%	$5,306	93.93%
Non recurring revenue	190	6.32%	343	6.07%
Total Revenue	$3,005	100.00%	$5,649	100.00%

Of the $2,815 thousand and $5,306 thousand for the three and nine months, period ended September 30, 2026, of Recurring Revenue includes software platform, managed advertising, growth marketing advisory or other continuing services. The $190 thousand and $343 thousand for the three and nine months, period ended September 30, 2026, of Non Recurring Revenue consists of one-time projects, hardware and professional services.

For the three and nine months, period ended September 30, 2025, Subscription Revenue represents Recurring Revenue and Non-Subscription Revenue represents Non-Recurring Revenue as disclosed in the Note 3 – Disaggregation of Revenue.

Gross Margin

Cost of revenues includes the direct costs to deliver the services, including employees’ and overhead. Cost of revenues were $1,386 thousand for the three months ended September 30, 2026 compared to $123 thousand for the three months ended September 30, 2025. The gross profit margin decreased to 53.88% for the three months ended September 30, 2026 from 88.96% for the three months ended September 30, 2025, and increase in cost of revenues of approximately $1,263 thousand, or approximately 1027%, for the comparative periods ended September 30, 2026 and September 30, 2025, primarily reflects a shift in service mix following the EngineRoom acquisition toward services with higher direct delivery and fulfillment costs.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing, and general and administrative expenses. Total operating expenses were $4,783 thousand for the three months ended September 30, 2026, compared to $4,816 thousand for the three months ended September 30, 2025.

The decrease of $33 thousand period over period was primarily attributable to the decrease in research and development of approximately $414 thousand which was offset by increase in general administrative expenses of approximately $48 thousand and increase in sales and marketing of approximately $183 thousand and increase in amortization of intangible assets increased by $150 thousand, primarily reflecting amortization associated with intangible assets acquired in the EngineRoom acquisition.

Other Income/Expense

Other income/expenses was an income of $728 thousand for the three months ended September 30, 2026 and an income of $668 thousand for the three months ended September 30, 2025. The $60 thousand increase reflects of $166 thousand favorable change in interest expense, net and a $102 thousand decrease in other expense, partially offset by a $208 thousand decrease in the gain from changes in the fair value of convertible debt and warrant liabilities.

Provision for Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax expense of $716 thousand compared with no income tax expenses or benefit for the three months ended September 30, 2025. The 2026 income tax expense consisted of deferred income tax expense.

Comparison of the results of operations for the nine months ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations. The following information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.

(in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(unaudited)	(unaudited)
Condensed Consolidated Statements of Operations Data
Revenues	$5,649	$3,561
Cost of revenues	(2,169)	(444)
Gross profit	3,480	3,117
Operating expenses	(14,887)	(14,798)
Loss from operations	(11,407)	(11,681)
Other income (expense), net	(4,301)	3,770
Income tax expense	(67)	(1)
Net loss	$(15,775)	$(7,912)

Revenues

The Company derives revenue from subscription software as a service (SaaS), design, deployment and implementation services for its enterprise apps business and also through managed advertising and growth marketing advisory following the acquisition of EngineRoom. Revenue increased by $2,088 thousand, or 58.6%, to $5,649 thousand for the nine months ended September 30, 2026, compared with $3,561 thousand for the nine months ended September 30, 2025. The increase primarily reflected $2,773 thousand of revenue contributed by the newly acquired subsidiary, EngineRoom, on June 3, 2026, which added new revenue streams consisting of $2,352 thousand of subscription and managed advertising and $421 thousand of growth marketing advisory services. This increase was partially offset by a $731 thousand decrease in software, license and maintenance revenue and a $16 thousand decrease in hardware revenue. Professional services revenue increased by $62 thousand.

Gross Margin

Cost of revenues increased by $1,725 thousand to $2,169 thousand for the nine months ended September 30, 2026, compared with $444 thousand for the nine months ended September 30, 2025. Gross profit increased by $363 thousand to $3,480 thousand, compared with $3,117 thousand in the prior-year period. Gross margin decreased to 61.6% from 87.5%, primarily reflects a shift in service mix following the EngineRoom acquisition toward services with higher direct delivery and fulfillment costs.

Operating Expenses

Total operating expenses increased by $89 thousand to $14,887 thousand for the nine months ended September 30, 2026, compared with $14,798 thousand for the nine months ended September 30, 2025. Research and development expense decreased by $893 thousand, and sales and marketing expense decreased by $107 thousand. These decreases were offset by a $897 thousand increase in general and administrative expense and a $192 thousand increase in amortization of intangible assets. The increase in general and administrative expense included acquisition-related costs and other costs associated with the EngineRoom acquisition, while the increase in amortization relates to intangible assets acquired in EngineRoom acquisition.

Other Income/Expense

Other expense, net, was $4,301 thousand for the nine months ended September 30, 2026, compared with other income, net, of $3,770 thousand for the nine months ended September 30, 2025, an unfavorable change of $8,071 thousand. The change was primarily attributable to an unfavorable $8,111 thousand change in the fair value of convertible debt and warrant liabilities, from a gain of $3,963 thousand in 2025 to a loss of $4,148 thousand in 2026. The change was partially offset by a $215 thousand reduction in interest expense and the absence of the $48 thousand loss on debt extinguishment recognized in 2025. Other income of $162 thousand in 2025 changed to other expense of $61 thousand in 2026, an unfavorable change of $223 thousand.

Income taxes

The Company recorded an income tax expense of $67 thousand for the nine months ended September 30, 2026, compared with an income tax expense of $1 thousand for the nine months ended September 30, 2025. The income tax expense consisted of current and deferred income tax expense.

Non-GAAP Financial Information

Adjusted EBITDA

The Company includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, taxes, depreciation and amortization. Adjusted EBITDA is used by our management as the metric in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items and non-cash stock-based compensation. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net loss	$(3,152)	$(15,775)	$(3,157)	$(7,912)
Interest expense, net	(59)	92	107	307
Income tax expense	716	67	-	1
Depreciation and amortization	843	2,271	694	2,084
EBITDA	(1,652)	(13,345)	(2,356)	(5,520)
Adjusted for:
Changes in fair value of derivative and warrant liabilities	(679)	4,148	(887)	(3,963)
Loss on debt extinguishment	-	-	-	48
Other income (expense), net	10	61	112	(162)
Loss on contract to issue common stock	-	-	-	20
Loss on asset disposal	-	-	4	4
Stock-based compensation - compensation and related benefits	304	1,115	872	2,250
Adjusted EBITDA	$(2,017)	$(8,021)	$(2,255)	$(7,323)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net loss. By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non- cash items transaction and financing costs, impairment, unrealized gains, stock-based compensation, interest income and expense, and income tax benefit.

●	We believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net loss and the other unaudited condensed consolidated statement of operations and comprehensive loss data prepared in accordance with GAAP. Some of these limitations include the fact that:

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

Financing Obligations and Requirements

Net cash used in operating activities was $7,091 thousand for the nine months ended September 30, 2026, reflecting a net loss of $15,775 thousand, adjusted for noncash items and changes in operating assets and liabilities. During the period, the Company received net proceeds of approximately $5,990 thousand from the issuance of convertible debt under the Securities Purchase Agreement entered into on March 27, 2026 and $2,464 thousand from its at-the-market offering program.

As of September 30, 2026, the Company had cash and cash equivalents of $8,986 thousand and working capital surplus of $3,717 thousand. Management continues to implement expense-management and working-capital initiatives and evaluate available financing sources. Certain financing sources are dependent on market and contractual conditions, including the Company’s stock price, trading volume, registration effectiveness and applicable issuance limitations. See Note 2, Summary of Significant Accounting Policies, for the Company’s liquidity and going-concern disclosures.

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

The timing of the Company’s revenue recognition related to the licensing revenue stream is dependent on whether the software licensing agreement entered into represents a service. Software that relies on an entity’s IP and is delivered only through a hosting arrangement, where the customer cannot take possession of the software, is a service. Customers may subscribe to licenses for monthly or annual periods.

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

As of September 30, 2026, the Company had a working capital surplus of approximately $3,717 thousand and cash and cash equivalents of approximately $8,986 thousand. For the nine months ended September 30, 2026, the Company incurred a net loss of approximately $15,775 thousand and used approximately $7,091 thousand of cash for operating activities.

Management continues to implement expense-management and working-capital initiatives and evaluate available financing sources. Certain financing sources depend on market and contractual conditions, including the Company’s stock price, trading volume, continued effectiveness of applicable registration statements and compliance with contractual issuance limitations. Accordingly, the contractual capacity of these arrangements may differ from the amounts practically available to the Company. See Note 2, Summary of Significant Accounting Policies, for additional information concerning liquidity and management’s going-concern assessment.

The Company’s net cash flows used in operating, investing and financing activities and certain balances are as follows (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows (used in) provided by
Net cash used in operating activities	$(7,091)	$(6,750)
Net cash used in investing activities	(3,302)	(21)
Net cash provided by financing activities	8,308	6,990
Effect of exchange rates on cash	(30)	(11)
Net increase (decrease) in cash and cash equivalents	$(2,115)	$208

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$8,986	$11,101
Working capital surplus	$3,717	$7,075

Operating Activities for the nine months ended September 30, 2026 and September 30, 2025

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net loss	$(15,775)	$(7,912)
Non-cash expenses	8,347	956
Net change in operating assets and liabilities	337	206
Net cash used in operating activities	$(7,091)	$(6,750)

For the nine months ended September 30, 2026 the non-cash expenses was approximately $8,347 thousand and for the nine months ended September 30, 2025 the non-cash expenses was approximately $956 thousand:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Depreciation	$30	$35
Amortization of intangible assets	2,241	2,049
Amortization of right of use asset	249	280
Original issue discount and transaction costs on convertible debt	310	431
Deferred income taxes	(20)	-
Stock-based compensation expense	1,115	2,250
Allowance for expected credit losses	53	-
Earn-out compensation expense	88	-
(Gain)/loss on change in fair value of derivative liability	4,148	(3,963)
Loss on debt extinguishment	-	48
Loss on contract to issue common stock	-	20
Loss on asset disposal	-	4
Gain (loss) on foreign currency transactions	133	(198)
Total non-cash expenses	$8,347	$956

The net cash provided in the change in operating assets and liabilities were approximately $337 thousand, for the nine months ended September 30, 2026 and net cash provided in the change in operating assets and liabilities were approximately $206 thousand for the nine months ended September 30, 2025:

Changes in Operating Assets and Liabilities	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Accounts receivable and other receivables	$378	$1,514
Prepaid expenses and other current assets	(177)	(221)
Accounts payable	(390)	435
Accrued liabilities	818	(96)
Operating lease liabilities	(250)	(295)
Deferred revenue	(78)	(1,112)
Other current liabilities	23	-
Other assets	13	(19)
Net cash provided in the changes in operating assets and liabilities	$337	$206

Cash Flows from Investing Activities for the nine months ended September 30, 2026 and September 30, 2025

Net cash flows used in investing activities were $3,302 thousand for the nine months ended September 30, 2026, compared to net cash flows used in investing activities of $21 thousand for the nine months ended September 30, 2025. The cash flows used in investing activities for the nine months ended September 30, 2026 primarily reflected cash paid for the acquisition of EngineRoom, net of cash acquired, of $3,217 thousand, and purchases of property and equipment and capitalized software of $85 thousand.

Cash Flows from Financing Activities for the nine months ended September 30, 2026 and September 30, 2025

Net cash flows provided by financing were approximately $8,308 thousand and $6,990 thousand during the nine months ended September 30, 2026 and September 30, 2025, respectively. These cash inflows were primarily attributable to proceeds from debt and equity financings. Specifically, the first tranche of the issuance of convertible debt under the Securities Purchase Agreement (“SPA”) was issued on March 27, 2026, with a principal amount of $1,050 thousand, resulting in net proceeds to the Company of approximately $990 thousand, followed by the second tranche of the issuance of convertible debt under the SPA was issued in May 26, 2026, with a principal amount of $5,250 thousand, resulting in net proceeds of the company of approximately $5,000 thousand. In addition, under its effective shelf registration statement on Form S-3, the Company commenced sales of its Class A common stock pursuant to an equity distribution agreement with Maxim Group LLC, acting as sales agent. During the period, the Company received net proceeds of approximately $2,464 thousand from the issuance of 159,913 shares of Class A common stock. The proceeds from these financing activities are intended to be used for general working capital and other general corporate purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our balance sheet. As of September 30, 2026, the present value of operating lease liabilities was approximately $328 thousand, consisting of $208 thousand classified as current and $120 thousand classified as noncurrent. Undiscounted lease payments due during the remainder of 2026 were $58 thousand.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies. There were no significant changes during the nine months ended September 30, 2026 to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than estimates arising from the EngineRoom acquisition, including the preliminary valuation of acquired assets and assumed liabilities, acquired intangible assets, goodwill, deferred taxes and the classification and measurement of the earn-out arrangement.

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

The acquisition of EngineRoom on June 3, 2026 introduced additional critical accounting estimates and judgments relating to the preliminary purchase-price allocation, including the valuation and useful lives of acquired intangible assets, deferred income taxes and provisional goodwill, as well as the determination of whether revenue from certain media and advertising arrangements should be presented on a gross or net basis. These estimates remain subject to refinement during the measurement period. Except for these matters, there were no significant changes during the nine months ended September 30, 2026 to the critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against CXApp or any members of its management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K filed with the SEC on March 30, 2026. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K.

We effected a reverse stock split in August 2026 to regain compliance with the Nasdaq minimum bid price requirement. If we fail to maintain compliance with Nasdaq’s continued listing requirements, our Class A common stock could be delisted, and we may not be eligible for a compliance period to cure any future bid price deficiency.

On September 11, 2025, the Company received a letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq, the Company no longer complied with Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”), which requires that the closing bid price of the Company’s common stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days. To regain compliance, we effected the Reverse Stock Split effective August 18, 2026, and on September 2, 2026, Nasdaq notified us that we had regained compliance with the minimum bid price requirement. However, there can be no assurance that the market price of our Class A common stock will remain at or above $1.00 per share, or that we will continue to satisfy Nasdaq’s other continued listing requirements, including those relating to stockholders’ equity, the market value of publicly held shares, the number of publicly held shares and the number of round lot holders. Under Nasdaq rules, because we effected a reverse stock split within the past year, we would not be eligible for a compliance period if our stock price again falls below $1.00 per share during that time, and Nasdaq would instead issue a delisting determination, subject to our right to appeal. Similar restrictions apply if we effect additional reverse stock splits that, together with the Reverse Stock Split, exceed a cumulative ratio of 250-to-1 over a two-year period.

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

The Reverse Stock Split may not result in a sustained higher stock price and may reduce the liquidity of our Class A common stock.

There can be no assurance that the market price of our Class A common stock will increase following the Reverse Stock Split. Our stock price may decline due to our operating results, our financing needs, dilution from issuances under our Pre-Paid Purchases or other factors. The reduced number of shares outstanding may also lower trading volume and liquidity and increase volatility. In addition, reverse stock splits are often viewed negatively by the market, which may adversely affect the trading price of our common stock. If the market price of our common stock does not increase proportionately with the reverse stock split ratio, our stockholders may experience a loss in value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, all sales of equity securities that were not registered under the Securities Act of 1933, as amended, were previously reported in our Current Reports on Form 8-K or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, no director or officer of CXApp notified CXApp of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1(1)	Agreement and Plan of Merger, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and KINS Merger Sub Inc.
2.2(1)	Separation and Distribution Agreement, dated as of September 25, 2022, by and among KINS Technology Group Inc., Inpixon, CXApp Holding Corp. and Design Reactor, Inc.
2.3(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among KINS Capital LLC, KINS Technology Group Inc., Inpixon and CXApp Holding Corp.
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on March 17, 2023 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 11, 2025).
3.3(3)	Amended and Restated Bylaws of the Company, effective as of November 8, 2024.
3.4(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 14, 2026 and effective August 18, 2026.
4.1	Warrant Agreement, dated as of December 14, 2020, by and between KINS and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference from Exhibit 4.1 on KINS’ Form 8-K, filed December 21, 2020).
4.2(2)	Specimen CXApp Inc. Class A Common Stock Certificate.
4.3(2)	Specimen CXApp Inc. Class C Common Stock Certificate.
4.4(2)	Specimen Warrant Certificate of the Company.
10.1(2)(#)	Employee Matters Agreement, dated March 14, 2023, by and among KINS, KINS Merger Sub Inc., Inpixon, and Legacy CXApp.
10.2(2)	Tax Matters Agreement, dated March 14, 2023, by and among KINS, Inpixon, and Legacy CXApp.
10.3(2)	Transition Services Agreement, dated March 14, 2023, by and between Inpixon and Legacy CXApp.
10.4(2)(#)	Consulting Agreement, dated March 14, 2023, by and between Design Reactor, Inc. and 3AM, LLC.
10.5(#)	Employment Agreement, dated as of January 9, 2023, by and between Design Reactor, Inc. and Khurram Sheikh. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2023)
10.6(2)(#)	CXApp Inc. 2023 Equity Incentive Plan.
10.7(4)	Securities Purchase Agreement, dated as of May 22, 2024, by and between CXApp Inc. and Streeterville Capital, LLC.
10.8(5)	Exchange Agreement, dated as of January 6, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.9(5)	Exchange Agreement, dated as of January 17, 2025, by and between CXApp Inc. and Streeterville Capital, LLC.
10.10(5)	Securities Purchase Agreement, dated as of March 26, 2025, by and between CXApp Inc. and Avondale Capital, LLC.
10.11(7)	Share Sale Deed, dated as of June 3, 2026, by and among CXAI Australia Pty Ltd, CXApp Inc., the sellers identified therein and the founder guarantors, relating to the acquisition of Virtus Digital Marketing Pty Ltd (d/b/a EngineRoom).
10.12(8)(#)	Appointment Letter, dated as of July 1, 2026, by and between CXApp Inc. and Melissa G. Podruzny.
14.01(2)	Code of Ethics and Business Conduct of CXApp Inc.
31.1(*)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(**)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2023.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 24, 2024.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 7, 2025.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2026.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2026.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2026.
#	Indicates a management contract or compensatory plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CXAPP INC.

Date:	November 5, 2026	By:	/s/ Khurram Sheikh
Name:	Khurram Sheikh
Title:	Chairman, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)